Form 10-K
period 2022-12-31
MGO Global Inc.
filed 2023-03-31
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41592

MGO GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3929852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 SE 17th Street, Suite 121/#460596, Ft. Lauderdale, Fl	33346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 913-3316

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
common stock, par value $0.00001 per share	MGOL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

 The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 30, 2023, there were 14,241,541 shares of common stock, par value $0.00001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MGO GLOBAL INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects and events outside of our control, such as natural disasters, wars, epidemics or pandemics. Forward-looking statements often include words such as “anticipates,” “believes,” “could,” “forecast,” “estimates,” “expects,” “suggest,” “hopes,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “targets,” “projects,” “projections,” “should,” “could,” “will,” “would” or the negative of these terms or other similar expressions.

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

•	current economic conditions, including consumer spending levels and the price elasticity of our products;

•	the highly competitive and evolving nature of the industry in which we compete;

•	our ability to successfully manage social, political, economic legal and other conditions affecting our operations and our supply chain sources, such as political instability and acts of war or terrorism, natural disasters, disruption of markets, operational disruptions, changes in import or export laws, currency restrictions and currency exchange rate fluctuations;

•	the impact of the loss of one or more of our suppliers of finished goods or raw materials;

•	our ability to manage our inventory effectively and reduce inventory reserves;

•	our ability to optimize our global supply chain;

•	our ability to distribute our products effectively through our ecommerce store and through our growing wholesale distribution channel;

•	our ability to keep pace with changing consumer preferences;

•	the impact of any inadequacy, interruption or failure with respect to our information technology or any data security breach;

•	our ability to protect our reputation and the reputation and images of our licensed and any future proprietary brand(s);

•	unanticipated changes in our tax rates or exposure to additional income tax liabilities or a change in our ability to realize deferred tax benefits;

•	our ability to comply with environmental and other laws and regulations;

•	changes in our relationship with our employees and costs and adverse publicity from violations of labor or environmental laws by us or our suppliers;

•	our ability to attract and retain key personnel; and

•	our ability to integrate and grow potential acquisitions successfully.

Set forth below in Item 1A, “Risk Factors,” are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors listed above or identified elsewhere in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements. You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports filed on Form 8-K.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in Item 1A: Risk Factors in this Annual Report. These risks include, among others, that:

•

We have a history of operating losses and may continue to incur losses for the foreseeable future. We may not be able to generate sufficient net sales to achieve or maintain profitability. Failure to maintain an adequate growth rate will materially and adversely affect our business, financial condition and operating results;

•	Because we operate in an evolving industry, our past results may not be indicative of future performance, and our future performance may fluctuate materially which will increase your investment risk;

•

If our Agreement with Leo Messi Management SL granting us the right to use Leo Messi’s image, likeness, trademarks and other intellectual property is terminated, expired or breached, we may be unable to continue our business;

•	Our relatively limited operating history makes it difficult to evaluate our current business and prospects, and may increase the risk of your investment;

•	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed;

•

Our business is highly competitive, many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, or greater financial, marketing and other resources and larger customer bases than we do;

•	We compete with traditional vendors, and expect competition to continue to intensify in the future from both established competitors and new market entrants;

•	If customers do not purchase our products, our ability to grow our business and operating results may be adversely affected;

•	Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner or are not successful in expanding our product offerings;

•

Our business depends on a strong brand. We may not be able to maintain and enhance our brand, or we may receive unfavorable customer complaints or negative publicity, which could adversely affect our brand and brand credibility;

•	Uncertainties in economic conditions and their impact on consumer spending patterns could adversely impact our operating results;

•	Failure of our vendors to supply high quality and compliant merchandise in a timely manner may damage our reputation and brand and harm our business;

•

Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations;

4

•

Failure to comply with laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition;

•

Our failure or the failure of third-party service providers to protect our site, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results;

•	If we lose any of our key management personnel, we may not be able to successfully manage our business or achieve our objectives;

•	Our Chief Design Officer is not subject to a non-competition agreement and may engage in a similar business as the Company’s business;

•	We may incur material losses and costs as a result of manufacturer’s product defects, warranty claims or product liability actions that may be brought against us;

•	The price of our common stock may fluctuate or may decline regardless of our operating performance, resulting in substantial losses for investors;

•	Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results;

•

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members;

•

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to do so in a timely manner, or our internal control over financial reporting is not determined to be effective, this may adversely affect investor confidence in our Company and, as a result, the value of our common stock;

•

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs, which may result in their taking actions with which other shareholders do not agree;

•	Existing stockholders may sell significant quantities of common stock; and

•

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, www.mgoglobalinc.com, shortly after they are filed with, or furnished to, the SEC. The SEC also maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

PART I

ITEM 1.	BUSINESS

 Overview

Founded in October 2018 and headquartered in Florida with remote employees and specialty contractors in London, New York and Latin America, MGO Global Inc. (“MGO,”, “MGO Global”, the “Company,” “we,” “our,” and “us”) is a performance-driven lifestyle brand portfolio company focused on direct-to-consumer (“DTC”) digital commerce.

Not new to building successful global lifestyle brands, MGO’s accomplished leadership team encompasses decades of experience in fashion design, marketing, technology, corporate finance and branding. Our design team continues to push innovation and evolution of the product cycle without compromising quality and design integrity. We believe that our management’s executive-level expertise in marketing technology will empower MGO to play an important role in defining the next generation of DTC digital commerce. Our finance and accounting team is tasked with ensuring that responsible decision making is informed by our commitment to maintaining economic stability and focus on strategic growth.

With a deep understanding of analytics, personality-driven trust and algorithm-driven distribution, our marketing team is uniquely equipped to leverage emerging technologies, such as machine learning and Artificial Intelligence (“AI”), to build brands efficiently and cost-effectively with a small core team of specialists. Through our end-to-end, scalable brand-building platform, backed by robust consumer behavioral data, we are intent on building digitally native brands that thrive in the modern DTC economy.

In 2018, MGO signed a global licensing agreement with soccer player Lionel Messi and created "The Messi Brand" - a line of casual wear and accessories inspired by his trend-setting style. The brand's designs focus is on accessibility and ease, much like Messi's personal style. While this has been the only asset in our portfolio through 2022, our business model is centered on strategic expansion through collaborations, licensing, acquisitions, and organic development. We intend to drive the commercial value of each brand within our portfolio through our own DTC platform methodologies, ensuring that each brand maintains its own unique identity while remaining thoughtfully aligned with the values of its customers.

Guided by the Company’s expertise and fueled by our team’s passion to ultimately grow MGO into a major lifestyle brand portfolio company and its brands into universally recognized symbols of excellence, MGO is committed to exceeding its partners’ and customers’ expectations by creating and delivering innovative, premium lifestyle clothing and consumer products and earning lifetime fidelity to our DTC brands through high-touch customer engagement, service and attention.

Our Mission

MGO is intent on inspiring people worldwide to express their best, most authentic selves through our distinctive lifestyle and consumer product brands; and delivering superior financial performance and value creation through optimization of our shared services across our scalable brand-building platform.

Our Core Values

Since our inception, we have consciously fostered a corporate culture in which our core values are deeply ingrained in our identity and serve as a compass to guide our decision-making and business-building processes. Our core values are the source of our Company’s drive and distinctiveness, thoughtfully woven into our organizational fabric to influence how we think, work and act. These core values are:

•	Collaboration: we enthusiastically welcome and apply insight, experience, ideas, and perspective gained from each other, our trusted business partners and our customers.

•	Integrity: we honor our work, which earns trust.

•	Accountability: we trust our experience and apply common sense when implementing and adhering to financially, socially and environmentally responsible policies and practices that positively impact our stakeholders, the communities where we live and work, and the world, at large.

•	Passion: we demonstrate pride in our brands, in the quality of our products and in each other through our words and actions.

•	Diversity and Inclusion: we embrace and celebrate individual uniqueness and respect diversity of views, ideas and cultures.

The Messi Brand

Born in Argentina, Leo Messi (“Messi”) discovered his love and great aptitude for soccer as a young boy. At age eight, he was recruited to the youth soccer system of Newell’s Old Boys, a local sports club affiliated with the Argentine Football Association. Considerably smaller than most kids his age, Messi was eventually diagnosed with a hormone deficiency that compromised his growth, resulting in his suffering through a costly regimen of nightly growth hormone injections. When he was offered the opportunity to train at soccer powerhouse FC Barcelona’s youth academy and have his medical bills covered by the team, he did not hesitate to migrate to Spain to pursue his passion. Today, Messi is widely regarded as one of the sport’s greatest players of all time.

Messi currently plays as a forward for France’s Paris Saint Germain team and captains the Argentina national team. Until joining the Paris Saint Germain club in 2021, he had spent his entire professional career with FC Barcelona, where he won a club-record 35 trophies, including 10 La Liga titles, seven Copa del Rey titles and four Union of European Football Associations (UEFA) Champions Leagues. His renowned skill on the pitch has led him to be universally recognized as one of the best soccer players in the world, earning him a record seven Ballon d’Or, an annual soccer award presented by French news magazine France Football; as well as six European Golden Shoes, an award that is presented each season to the leading goal scorer in the top division of a European national soccer league. Among many other records, awards and acclaim, Messi also won a gold medal at the Beijing 2008 Olympic Games when the Argentina National Team beat Nigeria. At the FIFA World Cup 2022, held in Qatar on November 20 – December 18, 2022, Messi led Argentina as its team captain to glory, winning the championship title against France, which marked Argentina’s third World Cup win and its first since 1986. In February 2023, on the heels of winning the 2022 World Cup, he was crowned The Best FIFA Men’s Player for the third time – the first was in 2009 and the second was in 2019. In addition, Messi became the first man in history to win the adidas Golden Ball twice at the FIFA World Cup in 2022, with the first awarded at the Brazil 2014 World Cup. (Source: https://fbref.com/en/players/d70ce98e/Lionel-Messi#all_leaders)

In 2022, Messi claimed the top spot in Forbes’ 2022 annual ranking of the world’s highest-paid athletes (for the second time – the other was in 2019), surpassing $1 billion in career earnings. Earlier in his career, Messi was recognized as one of Time’s 100 most influential people in the world in 2011 and 2012. Commenting on the impact of Messi’s career impact on the sport of soccer, The New York Times reported in March 2022, “It is likely the last 15 years will come to be seen almost exclusively through the lens of Messi and Ronaldo (Cristiano Ronaldo). They have, after all, dominated this era of soccer, and so it is fitting, in many ways, that they should come to define it.”

Having overcome his childhood health and physical challenges, Messi is more than just a great soccer player to many people – he is an idol, a leader, even a hero. Beloved by millions of fans worldwide, Messi boasts a massive, passionate social media following (as of March 24, 2023) comprised of 445 million on Instagram (ranked #3 overall for most followers); 114 million on Facebook (ranked #5 overall for most followers); 1.42 million subscribers on YouTube; and over 8.04 million more on Weibo, China’s largest social media platform.

MGO Global’s chief goal for The Messi Brand is to extend and amplify Leo Messi’s values, vision and uncompromising sportsmanship that have distinguished him on the soccer field and seamlessly translate them to high quality apparel and products created or curated for discerning customers who love and respect the celebrated athlete.

Brand Design and Aesthetic

The Messi Brand design team is led by MGO co-founder and Chief Design Officer Virginia “Ginny” Hilfiger, who works in close collaboration with Leo Messi to craft the fundamental design aesthetic that has continued to inform and inspire the development of each year’s casual, but elegant spring and fall collections. Two of the brand’s signature design elements, the color palette and the incorporation of “10” and “30,” are nods to Messi’s soccer teams – the color palette is largely composed of his teams’ colors, light blue, navy blue, white and red; the “10” is his jersey number worn for both Barcelona and the Argentina national team; and the “30” is his jersey number for Paris Saint Germain.

Each item released is carefully constructed with high-quality fabrics, and quality stitching and design techniques to create clothing that is as technically advanced as Messi’s style of play on the field.

Our embroidered polos are produced using light weight 95% piqué cotton and 5% spandex. Piqué fabric is a double weave knit – it is this twin layer that gives pique its signature waffle or quilt texture on one side, and a smooth finish on the other side. The space between those layers allows for air flow, making the fabric breathable, more durable, more absorbent of dye and better at concealing sweat. Designed with a 100% cotton waistband for great comfort, our pants are constructed using light weight knit fabric comprised of 62% nylon, 32% cotton and 5% spandex. Our zip-front jackets are made using double-faced 75% long staple cotton, 18% polyester and 7% spandex. Long staple cotton is derived from the Gossypium barbadense species of cotton, which yields cotton with unusually long, silky fibers. This high quality cotton gives our jackets a smooth feel, while the double-faced fabric gives the jacket more body, providing a premium look. Similarly, our long sleeve knit tops are constructed using 100% long staple cotton, which makes it feel like silk to the touch and on the body.

A key design directive by Messi is to ensure quality, comfort and versatility always remain priorities for the brand.

More than ever, sustainability is dominating consumer priorities and the fashion agenda. We believe that one of the most important ways to reduce our environmental impact is to limit the extractive production of virgin raw materials and decrease textile waste. By offering our customers a conscious shopping choice with sustainable, affordable pieces that are designed to be aligned with our brand values while being on trend, The Messi Brand is committed to proactively supporting and promoting a much more circular, responsible economy. Moreover, we are thoughtfully choosing our supply chain partners to ensure that our core values are in sync with one another, and our combined sustainability initiatives serve as a force multiplier in aiding our industry to reduce textile waste worldwide.

The Messi Brand Collections

Current collections available in MGO’s operated ecommerce store, The Messi Store (www.themessistore.com), provide a range of sporty menswear pieces from edgy graphic t-shirts and sweatshirts to well-cut quilted jackets and high-performance polos and pants. In addition, graphic t-shirts for women and kids are offered, along with plush bathrobes, graphic beach towels, rugs, posters, keychains and a men’s wallet. Currently, best-selling mainstays and limited editions, or capsule collections, available for purchase from The Messi Store website include:

•

Messi Collection: a wide selection of long-sleeved rugby and crew t-shirts, signature track jackets, hooded jackets, two-way zip knit jackets and mixed media funnel jackets. This collection also includes an innovative, lightweight vest in classic camo which utilizes SOLAR ball Technology, an innovative insulation technology that is an animal-friendly alternative to winter jackets made with duck or goose down feathers.

8

•

LM Tattoo II: a capsule collection comprised of a limited number of hoodies and polos accented with embroidered replicas of Messi’s flower and crown tattoos, as well as a hummingbird. In game play, Messi has been compared to a hummingbird, since Messi is smaller and faster, mesmerizing to watch, gentle on the pitch and graceful in action.

•

Messi Studio: available only for shipping in the U.S. and Canada, this capsule collection features the brand’s most bold, artsy and exclusive graphic t-shirt creations, each dropping in very limited quantities.

•

Messi Green: this capsule collection, which pronounces that “waste is a design error,” is responsibly made in Portugal using 100% deadstock (remnant) cotton, creating value for the waste generated along the production chain, reducing or eliminating waste and promoting the circular economy. This limited collection features sweatshirts, sweat pant French terry joggers and shorts, cargo sweat pant joggers, hoodies and t-shirts. All products in the Messi Green collection are marked with the stamp of eco-approval or feature a print of Vila Franca do Campo, one of the most iconic landscapes on the Azorean Island of Sao Miguel – home to thousands of endangered species and a symbolic reminder that few things on Earth are in infinite quantities.

•	Messi Signature Two Pocket Plaid Flannel Shirt: Messi’s preferred casual dress shirt.

•	Messi Signature Tech Flexweave Chino Pants: Messi’s preferred casual trouser, available in black and navy blue.

•	Messi Graphic Hoodies and T-Shirts: a line of classic graphic hoodies, sweatshirts and t-shirts featuring Messi silhouettes, logos and championship prints.

•	Messi Graphic T-Shirts for Kids: a line of Messi’s classic graphic t-shirts available in kids’ sizes.

•	Messi Graphic T-Shirts for Women: a diverse line of graphic t-shirts designed to fit and flatter Messi’s female soccer fans with most available in multiple colors.

•

Messi Underwear and Socks: a high performance line of men’s seamless boxers and boxer briefs, each featuring the iconic Messi logo waistband and made of a comfortable modal cotton blend; and a line of Messi-branded classic dress and casual calf socks offered in modern striped and color-blocked styles.

•

Messi Winning Streak Premium Collection: in late 2022, MGO introduced The Winning Streak capsule collection to its offerings on The Messi Store, featuring apparel items crafted with superior-quality materials including a bold and innovative designed track jacket, crewneck sweatshirt, jogger pants and the M10 Ringer t-shirt. The Messi Wallet can also be found marketed under the Winning Streak Premium Collection.

•

Messi Wallet: in late 2022, MGO introduced a limited drop of the Messi Wallet as part of its Winning Streak Premium Collection. The official smart wallet of Messi holds 1-12 credit cards and bills, provides quick card access at the click of a button, and blocks RFID to prevent wireless theft of personal financial information. In addition, the wallet has been produced using space-grade 6061-T6 aluminum and an expandable aluminum backplate to ensure structural strength that is tough, yet lightweight, and promises long durability and corrosion resistance.

•

Messi Swim: in early 2023, The Messi Store released its new limited Messi Swim line for men, featuring swim trucks available in four signature colors: red, blue, ocean blue and black. The comfortable swimwear is made using a high quality, lightweight, two-way stretch, water-repellent fabric and features a draw string at the waist, two pockets and the Messi brand predominantly reflected on a white strip around the left leg.

Expansion of The Messi Brand

The Messi Brand development roadmap provides for the classic core of the collection to remain intact, supplemented with a line of cool, fun streetwear. Expansion of our childrenswear, accessories and homeware collections are also being considered. Further, given our core value of corporate social responsibility, we are committed to gradually expanding our eco-friendly Messi Green line, which currently represents approximately 10% of the overall collection.

In addition, we will look to forge trusted brand collaborations to expand The Messi Brand into new consumer product categories – a strategy that has contributed to increasing brand awareness and market penetration for The Messi Brand since it was first launched.

For example, in tandem with the debut of The Messi Store in 2019, we partnered with Richard James Savile Row to design a one-time promotional limited edition/capsule collection titled Tailored by Richard James, which was exclusively featured on The Messi Store and in Santa Eulalia in Barcelona, which according to Pitti Uomo and The Business of Fashion is among the top 30 luxury menswear stores in the world. Santa Eulalia served as the venue for the official Messi Brand launch party, playing host to Messi, the MGO team, numerous reporters and photographers, and hundreds of fans who attended the event. Consisting of an unstructured, precision cut blazer, complimentary slim-fit chinos, shirts, polos and the finishing touches of socks, pocket squares and scarves, the Tailored by Richard James limited editions encapsulated Richard James’ contemporary, fashion-led Savile Row style and Messi’s distinctive fashion sense and commitment to excellence. The Messi Store currently has no other collaboration with Richard James Savile Row.

In 2021, The Messi Store formed a strategic collaboration with world-renowned floral display artist Mr. Flower Fantastic for a one-time drop (“drops” are special release products that are either scarce in quantity, due to intentional limited production, or scarce in availability, due to a limited-time purchase window, and in this case will not be restocked) of the collectible Handle with Care Messi 10 – a custom designed soccer ball-shaped planter handcrafted from solid marble and released exclusively on the NTWRK app and in The Messi Store. Aimed at Gen Z and Millennial consumers and boasting a monthly audience exceeding ten million viewers, NTWRK is a video shopping app that offers tools that allow creators to interact with viewers and sell curated products in real-time in what has been called a mix of QVC, Twitter and Twitch. The Messi Store currently has no other collaboration with Mr. Flower Fantastic.

 Marketing Strategy for The Messi Brand

 We are actively engaged in implementing a purpose-driven brand marketing strategy that is founded on three primary pillars: business and financial discipline, consumer-centricity and amplified brand communication which leads with a digital-first mindset. By leveraging the influence and social following of Leo Messi, we are endeavoring to scale our sales and customer base through defined content and media strategies that will grow our customers from knowing our brand, liking our brand, loving our brand and to living our brand.

We believe that never before has the power to build a global consumer brand in a matter of a few years been more readily possible, due in large measure to the prominence, reach and influence of ecommerce, social media and digital marketing. This cultural phenomenon is expected to fuel and accelerate The Messi Brand’s growth, because we understand the mission critical significance of engaging and inspiring our target audiences through ‘shareworthy’ messaging and meaningful online interaction with and storytelling through our brand and brand identity. Moreover, we strive to attain enduring customer trust and loyalty by delivering on our brand promise of “Precision. Excellence. Humility” – all with an uncompromising commitment to excellence in all that we do.

Our ecommerce store is found at www.TheMessiStore.com, and The Messi Store mobile app is available for download through both the App Store and Google Play app marketplaces. Created using the scalable, secure and proven ecommerce platform Shopify, The Messi Store is accessible to consumers worldwide in a multi-currency environment with built-in customer engagement tools that drive highly personalized shopping experiences for our store visitors. According to information supplied on Shopify.com, Shopify is one of the most scalable, feature-rich and fastest growing ecommerce platforms, powering over one million ecommerce stores in 175 countries.

Social Media Marketing

We rely heavily on social media and AI-powered digital marketing tools and content to reach and access prospective customers where they are online, with particular emphasis on Instagram, Facebook, YouTube and Weibo (in China). As of March 24, 2023, The Messi Store has 1.7 million followers on Instagram and 291,339 followers on Facebook. When combined with Leo Messi’s personal social media following, we currently reach over 446 million on Instagram and 114+ million on Facebook, alone, representing a massive, passionate audience of prospective buyers of The Messi Brand apparel, accessories and home wares. Monthly marketing initiatives include Leo Messi posting selfies and other images wearing The Messi Brand wear.

Distribution Channels for Messi Brand Products

Direct to Consumer (DTC) Channels

Ecommerce: The Messi Brand is a digitally native brand aimed at using proven technology to deliver a unique customer experience. Our first collection of Messi Brand apparel debuted in ecommerce store, The Messi Store (www.themessistore.com), operated by MGO, in September 2019. On launch day, fan traffic was so voluminous it caused the site to crash. Based on the Company’s site’s data analytics, since inception in September 2019, The Messi Store has had over 6.9 million unique online visitors – 75% of whom have accessed our ecommerce platform through mobile devices – and has shipped orders to customers in 110 countries, with more than half of all sales stemming from the United States.

Shopify, the platform on which TheMessiStore.com is built and operates, utilizes sophisticated algorithms to track unique visitors’ IP addresses and site visit sessions. Unique visitors are defined as the number of unduplicated visits (counted only once) to a website over the course of a specific time period, while a session is the number of times people have collectively visited the site in a designated timeframe. For example, if three separate people visited TheMessiStore.com one time, two times and three times, respectively, the number of unique visitors is three, and the number sessions is six.

Mobile Commerce: In November 2020, MGO launched The Messi Store mobile app, which is available for download from the App Store and Google Play. The app provides us with the ability to provide users with exclusive and/or early access to newly released Messi Brand collections, collaborations and giveaways. Since its launch, the app has been downloaded by more than 120,000 users worldwide.

Wholesale Channels

We believe that by first creating a strong, direct and intimate connection with consumers through our proprietary DTC channels, we will gain critical market insight and the perspective necessary to guide traditional retailers and other wholesale channels on how best to showcase and merchandize our products, by arming us with smart demographic and psychographic intelligence and refining The Messi Brand voice and attitude.

Ultimately, we envision offering Messi Brand apparel and products through a robust bricks-and-mortar strategy, targeting high-end specialty clothing and home goods stores worldwide. However, we are currently pursuing this strategy slowly, responsibly and cautiously, particularly given the prevailing economic challenges confronting a retail environment still recovering from the COVID pandemic.

In partnership with travel retail specialist Duty Free Americas, MGO now offers The Messi Brand products in two duty-free stores at the Uruguay-Brazil border, with a third location set to open soon.

Moving forward, we are also considering the merits of building a global network of distribution partners and sub-licensees which have established relationships with leading premium apparel retailers in key geographic regions around the world that present compelling new market penetration opportunities for The Messi Brand.

Sub-Licensing Channels

Products made under sub-licensing arrangements with The Messi Brand will, in most cases, be sold through ecommerce, retailer and other wholesale channels. We expect that, with our approval, the licensees with which we may elect to partner, will have the right to distribute products selectively through other venues, which provide additional, yet controlled, exposure of our brand. In addition, this strategy provides for a cost-effective means to produce Messi-branded apparel, accessories and home goods that may be more suitable for local niche markets and cultural-specific consumer trends.

We have recently negotiated a licensing and distribution agreement with a large Brazilian specialty apparel company to collaborate on the design and production of a collection of loungewear, underwear, socks and swimwear for The Messi Brand. This new partner will be responsible for marketing these product lines through its own established wholesale channel and retail stores throughout Latin America and will also supply products for The Messi Store ecommerce platform, thereby expanding the scope of our collections and consumer offerings and fueling greater revenue growth opportunities for our Company.

Our Supply Chain Strategy

Based on our leadership’s experience in building global lifestyle brands for many of the world’s leading apparel companies, we have established, long-standing relationships and key industry knowledge that empowers us to best identify and leverage qualified third-party suppliers and manufacturers to produce our raw materials and finished products.

We directly and actively manage every aspect of our product design, development and production process. Our in-house innovation and design team works closely with our suppliers to source or develop the materials for our products that meet our exact specifications for comfort, stretch, durability, functionality, sustainability and performance. Our in-house production team, comprised of contracted industry professionals with longstanding experience working with our Chief Design Officer, selects our fabric and trim suppliers, directly manages the relationships between these suppliers and our finished product manufacturers and drives our production allocation strategy and production schedules. We believe we have built a supply chain that is optimized for our business and through which we can control the design, development and fulfillment of our products.

We do not own any manufacturing facilities and do not manufacture any of our products. We purchase our finished products from third-party manufacturers on a purchase-order basis and do not have any agreements requiring us to use any specific supplier or manufacturer. We have long-standing relationships with our vendors, built over decades by key members of our team. Chosen based on desired design and production specifications of a particular product or collection, our global network of valued manufacturers are based in Brazil, China, India, Latvia, Mexico, Peru, Portugal, Sri Lanka and the United States. We regularly source new suppliers and manufacturers across the world to support our ongoing innovation and growth, and we carefully evaluate all new suppliers and manufacturers to ensure they share our high standards for quality and precision in manufacturing, ethical working conditions and social and environmental sustainability practices.

Warehousing and Logistics

MGO Global has partnered with an international logistics company, Bleckmann Logistics, serving many renowned brands across global consumer goods industries. With distribution centers spanning the Netherlands, Belgium, the United Kingdom and the United States, this bonded third-party logistics, or 3PL, the Company has the capacity to process more than 300 million pieces of merchandise annually and distribute over 20 million packages through retail, wholesale and ecommerce sales channels. In addition, this trusted partner shares our commitment to sustainability with specific initiatives focused on carbon footprint reduction, social involvement and becoming the employer of choice in its industry and ethical business practices and sustainable growth. More specifically, 85% of their operations run on renewable energy and they have committed to achieving a 90% recycling rate for 2023.

We regularly evaluate our distribution infrastructure and capacity to ensure that we remain positioned to timely and efficiently meet our anticipated needs and support our continued growth of The Messi Brand — and other brands that we may organically grow or acquire in the realization of our expanded portfolio of global lifestyle brands.

Use of Artificial Intelligence-Assisted Digital Marketing

Under the leadership and guidance of MGO’s Chief Marketing Officer, an expert in the fields of software engineering, marketing automation and algorithm-oriented marketing, MGO has developed and continues to invest in the development of proprietary methodologies and systems that leverage the power of machine learning and leading AI tools and technologies to effectively mine vast amounts of data to identify new customers and new markets; and to take advantage of deep learning to identify the best possible go-to-market and customer acquisition and conversion strategies – all at a fraction of the time and at significantly lower cost than it would require for humans to execute without AI assistance. As a result, we believe we can accelerate the process of efficiently reaching, educating, inspiring and converting better-targeted consumers into customers through an array of smarter digital multimedia initiatives.

Market Opportunities

Total Addressable Market

In its 28 Dazzling Fashion Industry Statistics 2023 online article dated March 6, 2023, Zippia states that the global fashion industry was valued at $1.7 trillion as of 2022 and accounts for two percent of the world’s GDP. The Coresight Research US Apparel and Beauty Spending Tracker provides a monthly update on the trajectory of consumer spending on beauty, clothing and footwear. Its latest report covers spending from January 2023, showing that clothing and footwear spending increased by 6.3% year over year.

From a demand perspective, Gen-Z and wealthier consumers from middle-income groups and upwards are predicted by McKinsey to demonstrate the strongest appetite for leisure spend in the United States with fashion being one of the top three categories on which they will seek to splurge or treat themselves. In China, there are strong prospects for growth in consumer spending power, where rising incomes will contribute to an anticipated increase of $10 trillion in consumption growth between 2021 and 2030. (Source: McKinsey & Company, Meet Your Future Asian Consumer, July 28, 2021)

E-Commerce

Lower digital barriers to entry for all clothing brands offer the opportunity to market, sell and fulfill orders globally and automatically. As a result, worldwide revenue and revenue per user are projected to grow. In the U.S. alone, the apparel and accessory industries accounted for 29.5% of all ecommerce sales in 2021. (Source: Statista, Online Share of Total U.S. Retail Sales in 2021, by Product Category, March 8, 2022). In Europe, it is expected that by 2025, each consumer will spend nearly $1000 on fashion-related items over the course of the year. (Source: Statista, Retail E-Commerce ARPU in Europe, 2017-2025, May 20, 2021)

Sustainability

Consumers are increasingly aware of the impact their choices are making on the environment and seeking more sustainable and ethical alternatives. The debate over whether sustainable and ethical clothing is a passing fad or a crucial segment for fashion brands is pretty much over. According to a February 2023 report from The Business Research Company, the global ethical fashion market will grow from $7.57 billion in 2022 to $8.17 billion in 2023 at a compound annual growth rate of 8.0%. By 2027, researchers at the firm are forecasting that the market will rise to $11.12 billion.

Retail Landscape Realities

Lifestyle brands, whether accessible or prestige, have faced structural shifts in the retail landscape that have made it more challenging for them to succeed. Those challenges include:

•

Decline of Traditional Wholesale Channels: It is estimated by analysts at UBS that between 40,000 to 50,000 retail stores in the Unites States will close down over the next five years. UBS sees the most closures shaking out among clothing and accessories retailers, consumer electronics businesses and home furnishing chains, or about 23,500 stores cumulatively within these categories by 2026. (Source: CNBC, UBS Expects 50,000 Store Closures in the U.S. Over the Next 5 Years After Pandemic Pause, April 13, 2022)

•

Heightened Competition from Fast Fashion: The desire for newness has led to enormous competition in the apparel industry from fast fashion brands which can quickly manufacture and copy styles at lower prices than designer brands. The global fast fashion market is expected to grow from $106.42 billion in 2022 to $122.98 billion in 2023. (Source: The Business Research Company, Fast Fashion Global Market Report 2023 – By Gender (Women's Wear, Men's Wear), By Age (Adults Wear, Teens Wear, Kids Wear, Other Ages), By Type (Pants, Coat, Skirt, Other Types) – Market Size, Trends, And Global Forecast 2023-2032)

•

Direct-to-Consumer, or DTC, as an Essential Channel for Every Brand: Given the growth in online and the challenges associated with traditional wholesale channels, brands are increasingly seeking DTC channels but often lack the financial or human capital to build them.

•

Larger, More Fractured Discovery Landscape: According to Publicis Sapient, 87% of shoppers today begin product searches online, meaning that younger customers are focused on direct search for brands they already know (Source: Publicis Sapient, “Shopper-First Retailing – The New Rules of Retail from the Actions, Voices and Eyes of Today’s Consumers”, 2018).

•

Growing Importance of Data: We believe that data and data analytics is critical to helping brands assess their product and efficiently acquire customers and improve customer experience. Through traditional wholesale channels, brands receive very minimal data, and the data they do receive is often a season old.

Social Media

On February 24, 2023, Statista Research reported that as of January 2023, there were 5.16 billion Internet users worldwide, or 64.4% of the global population. Of this total, 4.76 billion, or 59.4% were social media users. The use of the Internet and social media have changed consumer shopping behavior and the ways in which companies grow their apparel brands, presenting significant opportunities for organizations to directly connect with customers, lower costs, improve brand awareness, influence consumers’ attitudes, receive real-time feedback and increase sales. Drilling deeper, mobile channels have become the norm and are now embedded within consumers’ daily lives via the use of mobile tools, shopping apps, location-based services and mobile wallets - all impacting the consumer online shopping experience.

Competitive Landscape

Competition in the global lifestyle apparel industry is principally based on product quality, innovation, style, price, brand image, distribution model and definitive standards for customer experience and service. Generally speaking, our industry is intensely competitive, and many companies who may be perceived as our competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness.

There are several sports celebrity-inspired lifestyle brands and brand collaborations with which we may directly compete for market share in the specific segments we serve, including several involving global soccer superstars, such as the likes of Christiano Ronaldo’s CR7, Memphis Depay’s MDC and Tiémoué Bakayoko’s Ètudes, among others.

Our Competitive Strengths

We believe that MGO Global stands to benefit from a number of competitive differentiators that serve to set our Company apart from other lifestyle brand portfolio companies. Chief among them are:

•

Proven, Premium Lifestyle Brand Builders Lead MGO. Our Company’s design and production team is led by 30-year industry veteran Ginny Hilfiger, younger sibling of Tommy Hilfiger, a globally renowned pioneer of classic American cool style. During her 15-year tenure as EVP of Design at Tommy Hilfiger’s namesake apparel brand, Ginny was the visionary behind Tommy Jeans, the women’s sportswear and junior lines, the H Hilfiger collection for Federated Department Stores and the successful brand collaboration between Tommy and supermodel Gigi Hadid – just to name a few key achievements. Following her run of successes at Tommy, she launched her own signature brand “Ginny H” before being recruited as Creative Director for FILA Global, charged with revamping FILA’s brand DNA globally. MGO’s C-suite also include Julian Groves, Chief Operating Officer, who brings our Company over 25 years of experience in global brand strategy and expansion for lifestyle brands that have included J. Brand, True Religion, Guess and Burberry; and Chief Executive Officer Maximiliano Ojeda, an international business executive and entrepreneur who, along with Ginny Hilfiger, co-founded MGO and today guides and directs our global business operations and brand-building architecture.

•

Established Relationships with Many of the World’s Leading Apparel Manufacturers. Through our team’s collective experience and sphere of influence in the global apparel industry, we have knowledge of and direct relationships with many of the world’s best manufacturers of premium materials and finished apparel and accessories. Chosen based on desired design and production specifications of a particular product or collection, our global network of valued manufacturers is based in Bangladesh, Brazil, China, India, Latvia, Mexico, Peru, Portugal and Sri Lanka.

•

Deep Connections with Our Loyal and Passionate Customers. Younger generations are embracing social media platforms and mobile apps, in particular, as a means for community building and discovery. This seamless exchange of community-based inspiration encourages like-minded consumers to purchase flattering and stylish clothing that allows for unapologetic self-expression that reflects their passions and values. With hundreds of millions of social media followers and fans worldwide who admire Leo Messi for his distinctive fashion sense and style – on and off the pitch, The Messi Brand has an established global audience of prospective customers that we can readily reach and inspire.

•	Data Driven, Low-Risk Merchandizing and Smarter Marketing Models. We employ a data-driven approach to design, merchandizing and inventory planning and allocation to ensure we deliver products that meet and exceed our customers’ high expectations for quality, precision and style. We have excellent visibility into our customers’ preferences through their purchasing history and direct feedback, which we leverage to inform our purchasing decisions. Through our vertical sourcing model and global network of manufacturers, coupled with our in-house IT and marketing teams, we have the flexibility to respond quickly to prevailing sales trends and make adjustments to our current offerings, if or whenever necessary. We utilize a read and react testing approach with shallow initial buys and data-driven repurchasing decisions to iterate our new product offerings, thereby minimizing our inventory risks and optimizing our gross profit margins on sales. Further, we employ multiple AI tools and machine learning technologies to identify new customers and markets, capture key customer insights, uncover hidden patterns and accelerate our creative marketing processes to achieve higher traffic volume to our ecommerce store(s), higher conversion rates and higher customer lifetime value.

Our Growth Strategies

The key elements of our growth strategy are centered on:

•

Growing The Messi Brand’s global customer base. With our differentiated brand and organic virality, strong funnel of new customers and our continued focus on collaborative partnerships and marketing efficiencies, we remain intent on growing the number of customers passionate about and loyal to The Messi Brand through our dynamic direct to consumer business model. Our broad digital ecosystem – from our engaging ecommerce website and mobile app to social media channels, allows us to better connect, engage, track and service our customers. This ecosystem also provides us with robust quantitative and qualitative customer data that we use to inform all aspects of our business operations – from product development to merchandising to marketing.

•

Launching New Categories and Offerings under The Messi Brand. Through in-house development by our talented design team or collaborations with other leading brands and notable designers, we intend to continue to expand The Messi Brand line of products to broaden and deepen our categories to potentially include capsule collections featuring men’s business wear, special occasion wear, designer denim wear, non-athletic footwear, more diversified home décor offerings and expanded clothing collections designed specifically for women and children, among others.

•

Driving Leverage in Operational Efficiency. We are focused on using our customer and market data to drive actionable insights and improve key aspects of our brand management platform’s operations. Moreover, we plan to further deepen customer relationships with personalization and customization through the development and launch of a Messi Store loyalty program. Through this program, we expect to tailor our marketing messages, promotions and product recommendations to each unique customer’s preferences with a goal of enhancing customer engagement and capturing greater spend.

•

Implement New Technologies. We will continue to enhance our ecommerce functionality with tools for product recommendations, enhanced payment options (e.g., buy now pay later), and improved returns processes to drive conversions and increase order value. We also believe there is an opportunity to further leverage our proprietary artificial intelligence-powered and algorithm-driven DTC marketing system to drive more efficient customer acquisition, conversion and retention marketing strategies.

•

Growing through Strategic Acquisitions and Brand Partnerships and Collaborations. Capitalizing on the platform infrastructure we have created to support the development, launch and success of The Messi Brand, we will actively look to identify and pursue new opportunities to vertically integrate other prolific brand partnerships into our brand portfolio, replicating and scaling our licensing model. In addition, we aim to explore incremental growth opportunities to acquire existing lifestyle brands, products or intellectual property that will complement our brand mix and appeal to our customers. Finally, it is common practice in the fashion industry to establish brand collaborations with other leading lifestyle brands to penetrate new product categories, enter new markets and expand into new geographic regions. In this regard, we expect to seek out opportunities to identify and pursue brand collaborations with premium lifestyle brands with the goal of leveraging and cross-marketing new co-branded products to existing and prospective customer bases of both brands to fuel our respective revenue growth.

Design, Research and Development

We believe our design, research and development efforts are key factors in our success. Our ability to react to changing customer needs and industry trends is a key to our success. Our design, research and brand development teams, in partnership with our marketing teams, drive our efforts to bring new products to market. We seek to leverage our insights into consumer demand in the apparel, accessories and homewares industries to develop new products within The Messi Brand and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends. We may also apply that same insight to organically developed brands or other brands that we may elect to license or acquire in the future.

Intellectual Property

The Messi License

On October 29, 2018, we originally entered into a Trademark License Agreement with Leo Messi Management SL, a company incorporated under the laws of Spain with VAT number B65073694 registered in the Commercial Registry of Barcelona (“LMM”). Pursuant to that agreement, LLM granted MGOTEAM 1 LLC the worldwide rights to the “Messi” brand of apparel for a period of nine years.

On November 20, 2021, we entered into a new three (3) year Trademark License Agreement (the “Messi License”), replacing the prior license agreement. The Messi License provides for MGO and LLM to collaborate on a line of products, including: apparel; accessories; swimwear unrelated to sports; cold weather accessories; outerwear; casual footwear; postcards (not including Player’s signature); posters (not including Player’s signature); paintings (not including Player’s signature) and linen and home textiles (the “Products”).

For the purposes of this subsection, the terms:

•	“Accessories” means bags, leather goods, belts, hats (not caps), gloves and scarves, none of which can be sports related.

•

“Apparel” means T-shirts with artwork, woven shirts/woven tops (button front shirts) – polo shirts, sweatshirts, T-shirt sweatshirt, pants (example jeans), sweaters, dress suits (coat and pants), formal wear, underwear, bathing suits (not sports related), and socks.

•	“Assigned Trademark Rights” means the trademarks and trademark applications related to the LMM Trademark Rights that are set forth on a schedule to the Messi License.

•	“Casual Footwear” means non-active/sports footwear, and flip flops (except for those addressed to 0 to 12 years old children).

•	“Cold Weather Accessories” means hats (not including caps for practicing baseball, tennis, golf), gloves and scarves, none of which can be sports related.

•	“Linen and Home Textiles” means homewares, such as towels, bed linens (except for children’s bedding for 0-12 year olds) or area rugs.

•

“LMM Trademark Rights” means LMM’s worldwide exclusive commercial and advertising exploitation rights of the image, voice, name and signature (the “Image Rights”) of the professional football player Lionel Andrés Messi Cuccittini (the “Player”) to the extent required in order to negotiate, manage and execute agreements relating to the assignment of and the promotional services by the Player

17

•

“Net Sales” means the gross revenues from all sales of Products made by both MGO and third-party licensees, deducting therefrom (i) indirect taxes such as VAT, (ii) returns as credited to such customers, and (iii) customary cash, trade and sales discounts and rebates actually taken.

Pursuant to the Messi License, LMM has granted us a worldwide license (with certain limitations) to use the Assigned Trademark Rights with the purpose of developing, manufacturing, trading and promoting the Products, however we do not have the right to sublicense the Messi License without the prior consent of LMM. LMM has retained the right to enter into cobranding deals with third parties with respect to certain Products. For example, LMM may enter a deal with an established brand that will jointly use the “Messi” name in conjunction with its brand on products it sells.

The Messi License does not include the following products:

•

All sports footwear and related items, sports apparel and related items, and related products and sports compression garments, technical underwear, sports caps, sports visors headbands, sports hats and head protection, sports performance eyewear, heart rate, speed and distance monitoring devices, training and personal training tools, wristbands, ring covers, and sports bags; and

•	Pajamas, slippers, bathrobes, bath towels, bed linen, alarm clocks, strollers, school bag packs, lunch boxes and underwear, for children from 0 to 12 years old.

Under the Messi License, we will be required every five months in accordance with a schedule to pay LMM, as a royalty, 12% of our Net Sales from licensed products generated in the previous five months. The royalties we pay to LMM over the term of the Messi License are subject to a minimum guaranteed amount (the “Minimum Guaranteed Amount”), equal to four million Euros, which are payable in installments of 500,000 Euros on a semi-annual basis (each a “Minimum Guarantee Payment”). The amount of Minimum Guarantee Payments due in any contractual year shall be referred to herein as the “Annual Guaranteed Royalty”). Any payment required by us under the Messi License that is not timely made shall accrue at a higher default interest rate. No royalties shall be paid on the sales of The Messi Store online, and on the co-branded products, unless such sales are managed directly by MGO; in this specific event, MGO and LMM shall negotiate the appropriate royalty to be paid to LMM, providing that such royalty shall never be lower than the percentage rate applicable to normal royalty payments.

The Messi License will have an initial term of three (3) years that expires on December 31, 2024, with no automatic renewal.

Other Intellectual Property

The Company does not have any registered trademarks and any patents. We rely on the Company’s right to use Leo Messi’s image, likeness, trademarks and other intellectual property pursuant to the Messi License with Leo Messi Management SL, Leo Messi’s family office. We also rely on copyright laws to protect the photographs and content on our site, as well as our site itself, although we have not sought copyright registrations to date. We have registered Internet domain names related to our business and The Messi Store.

This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks and trade names or products in this Annual Report is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

Governmental Regulation and Environmental Matters

Our business is subject to a number of laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include federal and state consumer protection laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state privacy laws and regulations, we must provide notice to consumers of our policies on sharing sensitive information with third parties, advance notice of any changes to our policies and, in some instances, we may be obligated to give customers the right to prevent sharing of their sensitive information with unaffiliated third parties. The growth and demand for e-commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs.

In many jurisdictions, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. In addition, new tax regulations in jurisdictions where we do not now collect state and local taxes may subject us to the obligation to collect and remit state and local taxes or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and e-commerce could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on our cash flows and results of operations. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

Organizational History

On October 11, 2018, MGOTEAM 1 LLC (“MGO LLC”) was formed in Delaware by our Chairman and Chief Executive Officer, Maximiliano Ojeda. On November 20, 2021, MGO LLC entered into a Trademark License Agreement (the “Messi License”) with Leo Messi Management SL, a company incorporated under the laws of Spain (“LMM”). Pursuant to the Messi License, LLM granted MGO LLC the worldwide rights to the “Messi” brand of apparel as further described in “Business—Messi License.” On November 30, 2021, MGO Global Inc. was incorporated in Delaware, and on December 6, 2021 entered into a Rollover Agreement (the “Rollover Agreement”) with MGO LLC and members of MGO LLC holding 88% of its the membership interests (the “Rollover Members”). Under the Rollover Agreement, the Rollover Members of MGO LLC rolled over all of their membership interests in exchange for 8,818,000 shares of the Company’s common stock. On the execution date of December 6, 2021, the stockholder’s equity was retroactively restated to reflect the Rollover Agreement. As a result, MGO LLC became an 88% owned subsidiary of the Company and the Company succeeded to the business of MGO Global Inc. as its sole line of business.

Our Headquarters

Our principal corporate address is 1515 SE 17th Street, Suite 121/#460596, Fort Lauderdale, Florida 33346 and our telephone number is 347-913-3316. Our corporate website address is www.mgoglobalinc.com and the ecommerce store for The Messi Brand can be found online at www.themessistore.com. The information contained on, or that can be accessed through, our websites is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees

As of March 31, 2023, we had seven full-time employees.  We also utilize 12 domestic and foreign independent contractors to supplement our workforce.  We consider our relationships with our consultants and independent contractors to be good, and we have not been a party to any employment-related claims, including sexual, age, racial or other discriminatory allegations.

ITEM 1A.	RISK FACTORS

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operation. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The risks described below set forth what we believe to be the most material risks associated with the purchase of our common stock. Before you invest in our common stock, you should carefully consider these risk factors, as well as the other information contained in this Annual Report on Form 10-K.

Risks Related to our Business and Industry

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company is subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets such as the internet, technology, and payment systems. The likelihood of the Company’s success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for the Company include, but are not limited to, dependence on the success and acceptance of the Company’s products, the ability to attract and retain a suitable client base, and the management of growth. To address these risks, the Company must, among other things, generate increased demand, attract a sufficient clientele base, respond to competitive developments, successfully introduce new products attract, retain and motivate qualified personnel and upgrade and enhance the Company’s technologies to accommodate expanded service offerings. In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. In January 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

The impacts of the pandemic on us have included, and in the future could include:

•

volatility in demand for our products as a result of, among other things, the inability of customers to purchase our products due to financial hardship, unemployment, illness or out of fear of exposure to COVID-19, shifts in demand away from consumer discretionary products and reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic;

•

increased materials and procurement costs as a result of scarcity of and/or increased prices for commodities and raw materials, and periods of reduced manufacturing capacity at our suppliers in response to the pandemic;

•

increased sea and air freight shipping costs as a result of increased levels of demand, reduced capacity, scrutiny or embargoing of goods produced in infected areas, port closures and other transportation challenges;

•

closures or other restrictions that limit capacity at our distribution facilities and restrict our employees’ ability to perform necessary business functions, including operations necessary for the design, development, production, sale, marketing, delivery and support of our products; and

•

failure of our suppliers and other third parties on which we rely to meet their obligations to us in a timely manner or at all, as a result of their own financial or operational difficulties, including business failure or insolvency, the inability to access financing in the credit and capital markets at reasonable rates or at all, collectability of existing receivables.

We source our products from suppliers and manufacturers located in Bangladesh, Brazil, China, India, Latvia, Mexico, Peru, Portugal and Sri Lanka. The impact of COVID-19 on these suppliers, or any of our other suppliers, co-manufacturers, distributors or transportation or logistics providers, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted. To date, we have not experienced any reduction in the available supply of our products.

If we are forced to scale back hours of operation in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. If our operations or productivity continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures, our business, financial condition and cash flows may negatively be impacted. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues for a prolonged period, it could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

We have a history of operating losses and may continue to incur losses for the foreseeable future.

We recorded a net loss attributable to MGO stockholders of $2,582,446 as of December 31, 2022 and a net loss attributable to MGO stockholders of $906,326 as of December 31, 2021. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our business and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, for any reason, our business, prospects, financial condition and results of operations will be adversely affected.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by the sale of its equity, there can be no assurances to that effect.

Our business depends on our ability to maintain a strong community around The Messi Brand with engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, financial condition and results of operations.

We believe that maintaining our brand image, particularly with our core target customers, is important to maintaining and expanding our customer base and sales. Maintaining and enhancing our brand image may require us to make additional investments in areas such as merchandising, marketing, online operations, online displays and other promotions, and employee training. These investments may be substantial and may not ultimately be successful. If we are unable to maintain or enhance our brand image, brand awareness and reputation, our business, financial condition and results of operations may be materially and adversely affected.

Over the course of 2022, we offered multiple collections and capsule collections through our platform. Our ability to identify new design trends and maintain and enhance our existing brand is critical to retaining and expanding our base of customers. A significant portion of our customers’ experience with our brand depends on third parties outside of our control, including suppliers and logistics providers, such as UPS, DHL and the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations or if they increase their rates, our business may suffer irreparable damage, or our costs may increase. In addition, establishing, maintaining and enhancing relationships with other third-party brands may require us to make substantial investments, and these investments may not be successful. Also, if we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive.

Customer complaints or negative publicity about our website or mobile app, products, merchandise quality, product delivery times, customer data handling, security practices or customer support, especially on social media, blogs, and in reviews, could rapidly and severely diminish consumer use of our website or mobile app and customer and supplier confidence in us, and result in harm to our brand. We believe that much of the growth in our customer base to date has originated from word-of-mouth, including social media and our influencer-driven marketing strategy. If we are not able to develop and maintain positive relationships with our network of influencers or our online customer community, our ability to promote and maintain or enhance awareness of Messi Brand and leverage social media platforms to drive visits to www.themessistore.com or our mobile app may be adversely affected.

We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, cash flows, or results of operations.

A portion of our net revenue comes from repeat purchases by existing customers, especially those existing customers who are highly engaged and purchase a significant amount of merchandise from us. If existing customers no longer find our merchandise appealing, they may make fewer purchases and may stop shopping with us. Even if our existing customers find our merchandise appealing, if customer buying preferences change, they may decide to purchase less merchandise over time. Additionally, if customers who purchase a significant amount of merchandise from us were to make fewer purchases or stop shopping with us, then our sales may decline. A decrease in the number of our customers or a decrease in their spending on the merchandise we offer could negatively impact our business, financial condition, cash flows, and results of operations. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time and, if we are unable to do so, our business may suffer.

Our success depends on our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands and other factors.

Our core markets for apparel, accessories and homewares are subject to new and rapidly changing fashion trends, constantly evolving consumer preferences and demands, and preserving brand loyalty. Accordingly, our success is dependent on our ability to anticipate, identify, measure and respond to the latest fashion trends and customer demands, and to translate such trends and demands into appropriate, desirable product offerings in a timely manner. A select team of our employees is primarily responsible for performing this analysis and making initial product decisions, and they rely on feedback on fashion trends from a variety of sources, which may not accurately predict evolving fashion trends. Our failure to anticipate, identify or react swiftly and appropriately to new and changing styles, trends, or desired customer preferences or to accurately anticipate and forecast demand for certain product offerings is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories, a greater number of markdowns and lower margins. Further, if we are not able to anticipate, identify and respond to changing fashion trends and customer preferences, we may lose customers and market share to our competitors who are able to better anticipate, identify and respond to such trends and preferences. In addition, because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers. We cannot assure investors that our new product offerings will be met with the same level of acceptance as our past product offerings or that we will be able to adequately respond to fashion trends or the preferences of our customers in a timely manner or at all. If we do not accurately anticipate, identify, forecast or analyze fashion trends and sales levels, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business depends on effective marketing and high customer traffic.

We have many initiatives in our marketing programs particularly with regard to our websites, mobile applications and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. Among other factors, (1) a failure to sufficiently innovate or maintain effective marketing strategies and (2) U.S. and foreign laws and regulations that make it more difficult or costly to digitally market, such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), may adversely impact our ability to maintain brand relevance and drive increased sales.

We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing in ways that could negatively affect our business, financial condition, cash flows, and results of operations.

Our success depends on our ability to attract customers cost effectively. With respect to our marketing channels, we rely heavily on relationships with providers of online services, search engines, social media, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships to provide significant traffic to our website. In particular, we rely on digital platforms, such as Instagram, Google and Facebook, as important marketing channels. Digital channels change their algorithms periodically, and our rankings in organic searches and visibility in social media feeds may be adversely affected by those changes, as has occurred from time to time, requiring us to increase our spending on paid marketing to offset the loss in traffic. Search engine companies may also determine that we are not in compliance with their guidelines and consequently penalize us in their algorithms as a result. Even with an increase in marketing spend to offset any loss in search engine optimization traffic as a result of algorithm changes, the recovery period in organic traffic may span multiple quarters or years. If digital platforms change or penalize us with their algorithms, terms of service, display and featuring of search results, or if competition increases for advertisements, we may be unable to cost-effectively attract customers.

Our relationships with digital platforms are not covered by long-term contractual agreements and do not require any specific performance commitments. In addition, many of the platforms and agencies with whom we have advertising arrangements provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for some of these services has also increased. A significant increase in the cost of the marketing providers upon which we rely could adversely impact our ability to attract customers cost effectively and harm our business, financial condition, results of operations and prospects.

Use of social media, influencers, affiliate marketing, email, text messages and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties.

We use social media, including Facebook, Instagram, YouTube and Weibo, as well as affiliate marketing, email, SMS, and direct mail as part of our multi-channel approach to marketing, and we encourage our customers to use social media while shopping. In the future, we may also elect to establish relationships with social media influencers, who may serve as our brand ambassadors, and engage in sponsorship initiatives. Laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. It may become more difficult for us or our partners to comply with such laws, and future data privacy laws and regulations or industry standards may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, customers or others. Any such inappropriate use of social media tools could also cause business interruptions and reputational damage.

Customers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, financial condition and results of operations.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission (“FTC”) has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship between an influencer and an advertiser.

Negative commentary regarding us, our products or potential influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we may establish relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target customers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

We have not historically used traditional advertising channels, and if we become unable to continue to connect with our target customer base, it could have a material adverse effect on our business, financial condition and results of operations.

We utilize organic content, affiliate marketing, email, SMS, direct mail, paid search and social media marketing to capture the interest of our customers and drive them to our platform. We historically have not used traditional advertising channels, such as newspapers, magazines and television, which are used by some of our competitors. In the future, we expect to increase our use of social media, such as Facebook, Instagram, YouTube and Weibo for marketing purposes. If our marketing efforts are not successful, there may be no immediately available or cost-effective alternative marketing channel for us to use to build or maintain brand awareness. As we execute our growth strategy, our ability to successfully integrate into our target customers’ communities or to expand into new markets will be dependent on our ability to connect with our target customers through marketing channels. Failure to successfully connect with our target customers in new and existing markets could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to successfully implement our growth strategy.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of factors, including our ability to:

•	grow our brand awareness and attract new customers;

•	enhance and retain our existing customer relationships;

•	pursue category expansion; and

•	pursue international expansion.

We cannot ensure that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any net revenue and, therefore, may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition, and results of operations.

Our growth plan contemplates expansion into new markets, and our efforts to expand may ultimately be unsuccessful.

Our growth plan includes introducing our brands globally, including in countries and regions where we have no or limited operating experience. Expanding into new countries and regions involves significant risk, particularly if we have no experience in marketing, selling and engaging with customers in the market. For example, there is no guarantee that the success of a brand in the United Kingdom will translate to the success of that brand in other countries, such as the United States. Our efforts to expand into new countries and regions could fail for many reasons, including our failure to accurately or timely identify apparel trends in new markets, different consumer demand dynamics and lack of acceptance of new offerings by existing or new users, our failure to promote the new markets effectively, or negative publicity about us or our new markets. In addition, these initiatives may not drive increases in revenue, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established, operate more effectively or have greater resources than we do. There is additional complexity associated with local laws, tariffs and shipping logistics in new countries where our brands do not have an established presence. Expanding into new markets will require additional investment of time and resources of our management and personnel. If we are unable to cost-effectively expand into new countries and regions, then our growth prospects and competitive position may be harmed and our business, results of operations and financial condition may suffer.

 We face risks from our international business.

Our current growth strategy includes plans to expand our digital marketing and grow our e-commerce and retail presence internationally over the next several years. As we seek to expand internationally, we face competition from more established retail competitors. Consumer demand and behavior, as well as cultural differences, tastes and purchasing trends, may differ, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with our expectations. Our ability to conduct business internationally may be adversely impacted by political, economic and public health events (such as the COVID-19 pandemic), as well as the global economy. Any challenges that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.

The United Kingdom ceased to be a part of the European Union on December 31, 2020 (which is commonly referred to as “Brexit”). We face risks associated with the potential uncertainty and disruptions relating to Brexit, including the risk of additional regulatory and other costs and challenges and/or limitations on our ability to sell particular products. In particular, these uncertainties may affect the viability of our operations through compliance with changing regulatory and disclosure requirements, re-determining our importation policies, and regulations regarding subsidies of consumer-facing taxes. As a result, the ongoing uncertainty surrounding Brexit could have a material adverse effect on our business (including our European growth plans), results of operations, financial condition and cash flows.

In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets and liabilities denominated in currencies other than the U.S. dollar.

The global apparel industry is subject to intense pricing pressure.

The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the availability of raw materials in recent years. This pressure could have adverse effects on our business and financial condition, including:

•	reduced gross margins across our product lines and distribution channels;

•	increased supplier demands for allowances, incentives and other forms of economic support; and

•	increased pressure on us to reduce our product costs and operating expenses.

We operate in the highly competitive retail apparel industry, and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could adversely impact our growth and market share, and have a material adverse effect on our business, financial condition and results of operations.

We operate in the highly competitive retail apparel industry. We compete on the basis of a combination of factors, including our quality, concept, price, breadth and style of merchandise, as well as our online experience and level of customer service, our brand image and our ability to anticipate, identify and respond to new and changing fashion trends and customer demands. While we believe that we compete primarily with apparel retailers and Internet businesses that specialize in apparel, accessories and home décor. We also face competition from national and regional department stores, specialty retailers, fast-fashion retailers, value retailers and mass merchants. In addition, our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

We also compete with a wide variety of large and small retailers for customers, suppliers, influencers and personnel. The competitive landscape we face, particularly among apparel retailers, is subject to rapid change as new competitors emerge and existing competitors change their offerings. We cannot assure investors that we will be able to continue to compete successfully and navigate the shifts in the competitive landscape in our markets.

Additionally, the COVID-19 pandemic has accelerated the need for traditional brick-and-mortar retailers to invest significant resources in their ecommerce operations, including traditional retailers that either did not have ecommerce operations prior to the COVID-19 pandemic or only had a nascent platform. As a result of these significant investments, the ecommerce market for apparel has become extremely competitive, and we now face competition from a broad range of national and international firms. Although the COVID-19 pandemic has negatively affected demand for apparel and fashion as retail categories, this increased competition has resulted in greater and continued downward price pressure, which could have a material adverse effect on our business, financial condition and results of operations.

Many of our existing and potential competitors are, and many of our potential competitors may be, larger and have greater name recognition and access to greater financial, marketing and other resources than us. Therefore, these competitors may be able to adapt to changes in trends and customer desires more quickly, devote greater resources to the marketing and sale of their products, generate greater brand recognition or adopt more aggressive pricing policies than we can. Many of our competitors also utilize advertising and marketing media which we have not historically used, including advertising via newspapers, magazines and television, which may provide them with greater brand recognition than we have. As a result, we may lose market share, which could reduce our sales and have a material adverse effect on our business, financial condition and results of operations.

Our competitors may also sell certain products or substantially similar products through outlet centers or discount stores, increasing the competitive pressure for those products. We cannot assure investors that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us. Competitive forces and pressures may intensify as our presence in the retail marketplace grows.

We do not possess exclusive rights to many of the elements that comprise our online experience and merchandise offerings. Our merchandise offerings are sold to us on a non-exclusive basis. As a result, our current and future competitors, especially those with greater financial, marketing or other resources, may be able to duplicate or improve upon some or all of the elements of our online experience or merchandise offerings that we believe are important in differentiating our website and our customers’ shopping experience. If our competitors were to duplicate or improve upon some or all of the elements of our online experience or product offerings, our competitive position could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending. Customer purchases of discretionary retail items and specialty retail products, which include apparel, accessories and homewares, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of customer credit, inflation, high interest rates, high tax rates, high fuel prices and customer confidence with respect to current and future economic conditions. Customer purchases may decline during recessionary periods or at other times when unemployment is higher, fuel prices are higher or disposable income is lower. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise to customers who seek value. Customer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions.

Our sales may be particularly susceptible to economic and other conditions in certain regions or states. Considerable uncertainty and volatility remain in the national and global economy, and any further or future slowdowns or disruptions in the economy could adversely affect online shopping traffic and customer discretionary spending and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to maintain our recent rate of growth in net revenue if there is a decline in customer spending.

Just Style reported in late July 2022, that within the United States increasing inflation has discouraged consumers’ spending on clothing and has hurt the overall apparel industry. The article, found at https://www.just-style.com/analysis/us-apparel-sector-needs-inflation-reduction-act-to-move-quickly/ also noted that inflationary issues have caused retailers’ inventory levels to rise and implies that companies may have to offer deep discounts or cancel future sourcing orders. As the US economic growth slows, consumers are expected to turn more cautious about discretionary spending on clothing and accessories to prioritize other necessities.

We have been adversely affected by the effects of inflation and a potential recession.

Inflation has adversely affected our liquidity, business, financial condition, and results of operations by increasing our overall cost structure and such affects will be further exacerbated if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for sportswear and outerwear, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation, as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

The global apparel industry is subject to intense pricing pressure.

The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the availability of raw materials in recent years. Additionally, inflation and supply chain constraints caused by business challenges resulting from, among other things, the COVID-19 pandemic has increased pricing pressure on our business. This pressure could have adverse effects on our business and financial condition, including:

•	reduced gross margins across our product lines and distribution channels;

•	increased supplier demands for allowances, incentives, and other forms of economic support; and

•	increased pressure on us to reduce our product costs and operating expenses.

Merchandise returns could harm our business.

We allow our customers to return merchandise, subject to our return policy. If merchandise return economics become more costly, our business, financial condition and results of operations could be harmed. Further, we may modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of merchandise returns. Supplier non-compliance can also result in increased returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in merchandise returns.

 If new trade restrictions are imposed or existing trade restrictions become more burdensome, our ability to source imported merchandise efficiently and cost effectively could be materially adversely affected.

We purchase a portion of our inventory from foreign manufacturers, including those based in China, which is either directly imported by us from foreign suppliers or imported by domestic importers. Suppliers, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards, or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the United States and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe affords our suppliers greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States imposed safeguard quotas on a number of categories of goods and apparel from China and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our suppliers’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our suppliers’ merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we offer, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our suppliers; and we would expect the costs to be passed along in increased prices to us, which we may be unable to pass on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Certain trends relating to the COVID-19 pandemic have positively impacted our business, but there can be no assurance that these impacts will be sustained through the remainder of the pandemic or in the future.

The stay-at-home restrictions imposed in response to the COVID-19 pandemic led many traditional brick-and-mortar retailers to temporarily close their stores, while online retailers, such as us, continued to operate. We have benefited from increased sales because of a shift toward online shopping as customers stayed home. We may not continue to benefit from this trend toward online shopping, however, after the pandemic subsides, and some or all of the increases in demand for our products during the pandemic may be temporary. It is difficult to ascertain with precision how much of our recent growth is attributable to the stay-at-home restrictions imposed in response to the COVID-19 pandemic, and there can be no assurances that these positive trends during the COVID-19 pandemic will be sustained through the remainder of the pandemic or in the future. If the positive impacts of the COVID-19 pandemic on our business are not sustained through the remainder of the pandemic or in the future, or if customers’ purchases decline more than expected, our results of operations would be adversely impacted.

Our direct-to-consumer business model is subject to risks that could have an adverse effect on our results of operations.

We sell merchandise direct-to-consumer through our online site and mobile app. Our direct-to-consumer business model is subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, (i) resellers purchasing private label and exclusive merchandise and reselling it outside of authorized distribution channels,; (ii) failure of the systems that operate our ecommerce websites and their related support systems, including computer viruses; (iii) theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions; (iv) credit card fraud; and (v) risks related to our supply chain and fulfillment operations. Risks specific to operating an ecommerce business also include (i) the ability to optimize the online experience and direct e-commerce channels to consumer needs, (ii) liability for copyright and trademark infringement, (iii) changing patterns of consumer behavior and (iv) competition from other ecommerce and brick-and-mortar retailers. Our failure to successfully respond to these risks might adversely affect our sales, as well as damage our reputation and brands.

Our brand depends on the promotion of diversity and equality and the ability to promote responsible fashion from an ethically and sustainably-sourced supply chain. If we are unable to do so, damage to our brand and reputation could result or failure to expand our brand could harm our business and results of operations.

Our customers and employees are increasingly focused on environmental, social and governance or “sustainability” practices. We will depend significantly on building and maintaining our brand and reputation for promoting diversity and equality and responsible fashion from an ethically- and sustainably sourced supply chain to attract customers and employees and grow our business. If we are unable to, for instance, prioritize transparency among our employees, appropriately enforce fair labor practices, obtain our materials from ethical and sustainable suppliers or reduce waste, our brand and reputation could be significantly impaired, which could adversely affect our business, results of operations and financial condition. Customer values could shift faster than we are able to adjust our merchandise proposition. For example, weather impacts from global warming could continue to intensify and fuel increased customer sentiment for apparel that is more sustainably produced. While we are increasing our mix of sustainable fabrics, it may not be fast enough to keep up with a rapidly shifting customer sentiment and value system that is being accelerated by the impacts of global warming. If we are unable to evolve with our customers’ and employees’ expectations and standards, our brand, reputation and customer and employee retention may be negatively impacted.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our consumers would have to pay for our offering and adversely affect our operating results.

In general, we have not historically collected state or local sales, use or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of our products. In addition, we have not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which we do have a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. While we now collect, remit and report sales tax in all states that impose a sales tax, it is still possible that one or more jurisdictions may assert that we have liability for previous periods for which we did not collect sales, use or other similar taxes; and if such an assertion or assertions were successful, it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition and operating results.

We do not have our own warehouse or distribution facilities but rely on a sole third-party logistics provider responsible for warehousing and fulfilling our orders. If our third-party provider experiences disruptions to the operation of its distribution centers, it could have a material adverse effect on our business, financial condition and results of operations.

We rely on an international logistics company serving many renowned brands across global consumer goods industries for warehousing and fulfillment of our orders. This provider has distribution centers in Netherlands, Belgium, the United Kingdom and the United States and has a capacity to process more than 300 million pieces of merchandise annually and distribute over 20 million packages through retail, wholesale and ecommerce sales channels. All of our merchandise is shipped from our suppliers to one of our provider’s distribution facilities and then packaged and shipped from our distribution facilities to our customers. The success of our business depends on our timely receipt of merchandise so we can continuously bring new, on-trend products online for sale. The success of our business also depends on customer orders being timely processed and delivered to meet promised delivery dates and satisfy our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facilities to support both our current level of operations and the anticipated increased levels that may follow from our growth plans. In order to accommodate future growth, we will either need to expand and upgrade distribution facilities with our existing provider or engage additional providers. Upgrading our existing arrangement or transferring our operations to another third-party provider with greater capacity will require us to incur additional costs, which could be significant, and may require us to obtain additional financing. Our failure to provide adequate order fulfillment, secure additional distribution capacity when necessary or retain a suitable third-party logistics provider could impede our growth plans. Further increasing this capacity could increase our costs, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, if our current provider encounters difficulties associated with its distribution facilities or if they were to shut down or be unable to operate for any reason, including because of fire, natural disaster, power outage or other event, we could face inventory shortages, resulting in “out-of-stock” conditions on our website, and delays in shipments, resulting in significantly higher costs and longer lead times distributing our merchandise.

Because we operate in an evolving industry, our past results may not be indicative of future performance, and our future performance may fluctuate materially, which will increase your investment risk.

We operate in a rapidly evolving industry that may not develop as expected, if at all. Although we have experienced significant growth in net sales and the number of our active customers, it may be difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to, among other things: acquire new customers who purchase products from us at the same rate and of the same type as existing customers; retain our existing customers and have them continue to purchase products from us at rates and methods consistent with their prior purchasing behavior; encourage customers to expand the categories of products they purchase from us; attract new brand partners so that we may offer a broader range of quality products to our customers at attractive prices; retain our existing brand partners and offer additional quality products to our customers at attractive prices; increase brand awareness; provide our customers with superior customer support; fulfill and deliver orders in a timely way and in accordance with customer expectations, which may change over time; respond to changes in consumer access to and use of the Internet and mobile devices; react to challenges from existing and new competitors; avoid interruptions or disruptions in our business; develop and maintain a scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and the sale of new products and services; respond to macroeconomic trends; and hire, integrate and retain qualified personnel.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee and contractor base. We have increased employee and contractor headcount since our inception to support the growth in our business, and we intend for this growth to continue for the foreseeable future. To support continued growth, we must effectively integrate, develop and motivate new employees, while maintaining our corporate culture. We face competition for qualified personnel. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, which may have a material adverse effect on our business, financial condition and operating results.

We also acquire and retain customers through paid search/product listing ads, paid social, retargeting, affiliate marketing, and personalized email and inbound marketing. If we are unable to cost-effectively drive traffic to our website or mobile app, our ability to acquire new customers and our financial condition would suffer.

Additionally, the growth and expansion of our business and our product offerings in the future will place significant demands on our management. The growth of our business may require significant additional resources, which may not scale in a cost-effective manner or may negatively affect the quality of our customer experience. We are also required to manage multiple relationships with various vendors, customers and other third parties. Further growth of our operations, our vendor base, our fulfillment process, information technology systems or our internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially and adversely affected.

If we are unable to obtain additional funding, we may not be able to grow our business operations.

We will require additional funds to implement our business strategy. We may issue additional equity securities to raise needed capital. We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. Any additional equity financing may involve substantial dilution to our then existing stockholders. The inability to raise additional capital will restrict our ability to develop and conduct business operations.

We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

We may base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast, because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. Additionally, our business is affected by general economic and business conditions in the United States. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results in any given quarter, or a series of quarters, to be lower than expected, which could cause the price of our common stock to decline substantially.

Competition from other brands may hinder the development of our business.

Our competition includes the lifestyle brands of other professional athletes and celebrities. Those competing brands may attract consumers and sales away from our brand. We may not be able to grow our volumes or maintain our selling prices.

Increased competitor consolidations, marketplace competition, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our sales, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our sales revenues, we intend to introduce additional brands. We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new brands, if at all. Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market: consumers who are fans of Leo Messi and other professional athletes or celebrities. In addition, our business depends on acceptance by ecommerce and social media sales and distribution platforms that have the potential to provide incremental sales growth. If we are not successful in the growth of our brand and product offerings or obtaining the rights to other professional athlete or celebrity brands, we may not achieve and maintain satisfactory levels of acceptance by ecommerce and social media platforms and retail consumers. In addition, we may not be able to effectively execute our marketing strategies in light of the various closures and cancellations caused by the COVID-19 pandemic. Any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Our brand image may be adversely affected by any unfavorable reports about Leo Messi.

Our brand image is directly related to the reputation of Leo Messi and will be adversely affected by any unfavorable reports, news or information relating to Leo Messi, which would also have a material adverse effect on our financial results and the value of any investment in our common stock.

Our brand and image are keys to our business and any inability to maintain a positive brand image could have a material adverse effect on our results of operations.

Our success depends on our ability to maintain a positive brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products. Our brand image can also be adversely affected by unfavorable reports, studies and articles or litigation involving our products or those of our competitors.

If the Messi License is terminated, expired or breached, we may be unable to continue our business.

We rely on the right to use Leo Messi’s image, likeness, trademarks and other intellectual property pursuant to the Messi License. This Messi License expires on December 31, 2024, without any automatic renewal. The Messi License can also be terminated by mutual consent of the parties; by a material breach of duty of one party; due to the liquidation or winding up of a party; by LMM’s request in case of MGO’s violation of certain terms, including, but not limited to a payment default in a minimum royalty payment due in any contract year, or in case MGO’s actions directly or indirectly damage good name, image or reputation of Leo Messi or LMM. There is no guarantee, and no assurance can be given that the Messi License will be renewed or extended past December 31, 2024, or that we will continue to be able to make the minimum royalty payments. If the Messi License is not renewed or is terminated, the minimum royalty payment clause could present a significant strain on our working capital and may cause us to breach the license agreement, which could lead the Messi License being terminated and us being unable to continue our business. For a more detailed description of the License Agreement see “Business—the Messi License.”

If we fail to protect our trademarks, copyrights and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark, copyright and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We also rely on the protection of intellectual property rights by our licensor, LMM. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, copyrights and trade secrets, as crucial to our business and our success. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, copyrights trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. Furthermore, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

If we lose any of our key management personnel, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends in large part upon the leadership and performance of our management and consultants. The Company’s operations and business strategy are dependent upon the knowledge and business experience of our executive officers and our consultants. We have entered into employment agreements with Maximiliano Ojeda, our Chief Executive Officer; Virginia Hilfiger, our Chief Design Officer; Julian Groves, our Chief Operating Officer; and Matt Harward, our Chief Marketing Officer. Nonetheless, if we were to lose the services of Mr. Ojeda, Ms. Hilfiger, Mr. Groves or Mr. Harward, our ability to manage our relationship with Leo Messi Management SL, create new products, as well as our ability to manage our operations, could be materially impaired. Although we hope to retain the services of all of our officers, if an officer should choose to leave us for any reason before we have hired additional personnel, our operations may suffer. If we should lose their services before we are able to engage and retain qualified employees and consultants to execute our business plan, we may not be able to continue to develop our business as quickly or efficiently.

In addition, we must be able to attract, train, motivate and retain highly skilled and experienced employees in order to successfully develop our business. Qualified employees often are in great demand and may be unavailable in the time frame required to satisfy our business requirements. We may not be able to attract and retain sufficient numbers of qualified employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to successfully grow our business. If we lose the services of any of our consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and incremental reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely affect our business, financial condition and operating results.

We depend on the continued growth of ecommerce.

The business of selling products over the Internet is highly dynamic. If customers cease to find our website experience easy to use and offering good value, or otherwise lose interest in shopping in this manner, we may not acquire new customers at rates consistent with historical or projected periods, and existing customers’ buying patterns and levels may be less than historical or projected rates and our business, financial condition and operating results may suffer.

If we fail to acquire new customers, we may not be able to increase net sales or achieve profitability.

We have invested in marketing and branding related to customer acquisition and expect to continue to do so. We must continue to acquire customers in order to increase net sales and achieve profitability. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase products and may prefer alternatives to our offerings, other retailers’ websites or the websites of our competitors. We cannot assure that the net sales from new customers we acquire will ultimately exceed the cost of acquiring those customers. If consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, the net sales we generate may decrease, and our business, financial condition and operating results may be materially and adversely affected.

We use social networking sites, such as Facebook, Instagram and YouTube, online services, search engines, affiliate marketing websites, directories and other social media websites and ecommerce businesses to advertise, market and direct potential customers to our site. As ecommerce and social networking continue to rapidly evolve, we must continue to use ecommerce and social media channels that are used by our current and prospective customers and cost-effectively drive traffic to our website. We believe that failure to utilize these channels as sources of traffic to our site to generate new customers would adversely affect our financial condition.

Our reliance on logistics service providers, distributors, ecommerce and social media platforms, retailers and brokers could affect our ability to efficiently and profitably promote, sell, distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable logistics service providers, distributors, ecommerce and social media platforms, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers promote, sell and distribute competing products, and our products may represent a small portion of their businesses. The success of our distribution network depends on the performance of the logistics service providers, distributors, ecommerce and social media platforms, retailers and brokers in our network. There is a risk they may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and results of operations could be adversely affected. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

We will be dependent on our suppliers and do not have supply agreements with our suppliers. Events adversely affecting our suppliers, manufacturers and contractors would adversely affect us.

If we experience significant increased sales and since we do not have supply agreements to ensure our requirements, there can be no assurance that additional products will be available when required or on terms that are favorable to us, or that a supplier would allocate sufficient products to us in order to meet our requirements or fill our orders in a timely manner which could lead to delays to our customers, which could hurt our relationships with our customers, result in negative publicity, damage our brand and adversely affect our business, prospects and operating results.

We intend to maintain a full supply chain for the provision of our products. Suppliers, manufacturers, service providers and contractors may elect, at any time, to decline or withdraw services necessary for our operations. Loss of these suppliers, manufacturers, service providers and contractors may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, any significant interruption, negative change in the availability or economics of the supply chain or increase in the prices for the production of our products provided by any such third-party suppliers, manufacturers, service providers and contractors could materially impact our business, financial condition, results of operations and prospects. Any inability to secure required supplies or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, results of operations and prospects.

Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner or are not successful in expanding our product offerings.

Our financial performance depends on our ability to identify, originate and define retail product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad audience whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived product value and seasonal variations.

We may broaden our product offerings in the future. We continue to explore additional categories which may be accepted by our target customers. If we offer new products or categories that are not accepted by our customers, our sales may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by sales. If we expand into new categories, consumer demands may be different, and there is no assurance that we will be successful in these new categories. We may make substantial investments in such new categories in anticipation of future net sales. If the launch of a new category requires investments greater than we expect, if we are unable to attract vendors that produce sufficient high quality, value-oriented products or if the sales generated from a new category grow more slowly or produce lower gross margins than we expect, our results of operations could be adversely impacted.

Expansion of our product lines may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source these new products. We may also face greater competition in specific categories from Internet sites or retailers that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional product categories, and our customers may have additional considerations in deciding whether or not to purchase these additional product categories. In addition, the relative profitability, if any, of new product lines may be lower than what we have experienced historically, and we may not generate sufficient net sales from new product initiatives to recoup our investments in them. If any of these were to occur, it could damage our reputation, limit our growth and have a material adverse effect on our business, financial condition and operating results.

Uncertainties in economic conditions and their impact on consumer spending patterns could adversely impact our operating results.

Our performance is subject to economic conditions and their impact on levels of consumer spending. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net sales and have a material adverse effect on our operating results.

Failure to continue to provide our customers with merchandise from vendors will harm our business.

Our net sales depend, in part, on our ability to continue to source merchandise in sufficient quantities at competitive prices from vendors. Offering a variety of styles, categories and products at affordable price points is important to our ability to acquire new customers and to keep our existing customers engaged and purchasing products. Growth in the number of our customers, as well as increased competition, may make it difficult to source additional brands and styles in sufficient quantities and on acceptable terms to meet the demand of our customers.

We have no contractual assurances of continued supply, pricing or access to new products, and vendors could change the terms upon which they sell to us or discontinue selling to us for future sales at any time. If we are not able to effectively promote our brand, we may lose customers to our competitors. Even if we identify new vendors, we may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to us in the future, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors. An inability to purchase suitable merchandise on acceptable terms or to source new vendors could have a material adverse effect on our business, financial condition and operating results.

Failure of our vendors to supply high quality and compliant merchandise in a timely manner may damage our reputation and brand and harm our business.

We depend on our vendors to supply high-quality merchandise in a timely manner. The failure of these vendors to supply merchandise which meets our quality standards or the quality standards of our customers could damage our reputation and harm our business, financial condition and operating results.

Our vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, boycotts, financial liquidity, product merchantability, safety issues, inclement weather, natural disasters, disruptions in exports, trade restrictions, trade disruptions, currency fluctuations and general economic and political conditions that could limit the ability of our vendors to provide us with high-quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our vendor terms and conditions or their applicable contract or might stop providing us with high-quality merchandise. If there are any deficiencies in the products our vendors have provided to us, we might not identify such deficiencies before products ship to our customers.

In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Failure of our vendors to provide us with quality merchandise that complies with all applicable laws, including product safety regulations and legislation in a timely and effective manner could damage our reputation and brand. Further, any merchandise could become subject to a recall, regulatory action or legal claim, which could result in increased legal expenses as well as damage to our reputation and brand and harm to our business. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Such developments could have a material adverse effect on our business, financial condition and operating results.

We purchase our merchandise from numerous domestic and international manufacturers. Failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs.

Our products for children may have safety concerns and may expose us to product liability claims.

We sell children apparel, and these products are often subject to enhanced safety concerns and additional scrutiny and regulation. Product safety concerns may require us to voluntarily remove selected products from our inventory. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have a material adverse effect on our business, financial condition and operating results.

Some of the products we sell may expose us to product liability claims and litigation or regulatory action relating to personal injury, death or environmental or property damage. While it is our intent to secure appropriate insurance coverage to protect us from possible product liability claims, litigation or regulatory actions, we currently do not maintain liability insurance at this time, which could result in potentially costly legal liabilities for our Company, which would have a material adverse effect on our financial condition.

If we do not successfully optimize and manage our fulfillment processes, our business, financial condition and operating results could be harmed.

If we do not optimize and manage our fulfillment processes successfully and efficiently, it could result in excess or insufficient fulfillment, an increase in costs or impairment charges or harm our business in other ways. If we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.

If we add new products or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment will become increasingly complex. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition and operating results.

If we grow faster than we anticipate, we may exceed our fulfillment center’s capacity, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated.

We are subject to payment-related risks.

We accept payments using a variety of methods, including credit card, debit card, PayPal, gift cards and interest-free payments through Klarna. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with the rules or requirements of any provider of a payment method we accept, among other things, we may be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit and debit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially and adversely affected.

We also may incur significant losses from fraud. We may incur losses from claims that the consumer did not authorize the purchase, from merchant fraud, from erroneous transmissions and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We use a third-party fraud specialist to monitor our credit transactions. Our failure to adequately control fraudulent transactions could damage our reputation and brand and result in litigation or regulatory action, causing an increase in legal expenses and fees and substantially harm our business, financial condition and operating results.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and gift cards. We cannot guarantee that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our site by consumers and vendors and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

Failure to comply with laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. We strive to comply with all applicable laws, regulations and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes could adversely affect our reputations, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Our failure or the failure of third-party service providers to protect our site, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. More generally, we take steps to protect the security, integrity and confidentiality of the information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have an adverse and material effect on our business, financial condition and operating results. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Breaches of our online commerce security could occur and could have an adverse effect on our reputation.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography and cybersecurity, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data. If any such compromise of the Company’s security were to occur, it could have a material adverse effect on our reputation and, therefore, on our business, results of operations and financial condition. Furthermore, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in the Company’s operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance our security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company’s business, results of operations and financial condition

We may incur material losses and costs as a result of manufacturer’s product defects, warranty claims or product liability actions that may be brought against us.

We face an inherent business risk of exposure to product liability in the event that products that we sell fail to perform as expected or failure results in bodily injury or property damage which could cause us to lose revenues, incur increased costs associated with customer support, experience delays increased returns or discounts, and damage our reputation, all of which could negatively affect our financial condition and results of operations. If any of the products we sell are or are alleged to be defective, we may be required to participate in a recall involving such products.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. If we sell any such securities in subsequent transactions, investors may be materially diluted. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability, such as covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions to holders of our capital stock, and sell or transfer assets, as well as certain financial covenants. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

The price of our common stock may rapidly fluctuate or may decline regardless of our operating performance, resulting in substantial losses for investors.

The trading price of our common stock may be subject to instances of extreme stock price run-ups followed by rapid price declines and stock price volatility unrelated to both our actual and expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our stock. Further, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume, actual or anticipated fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates or ratings by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments; changes in operating performance and stock market valuations of other companies in our industry; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; changes in our Board or management; sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; the expiration of lock-up agreements; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic and geopolitical conditions, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine; and the other factors described in this section of the report captioned “Risk Factors.”

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a region in which we have a concentrated exposure could negatively impact our results of operations.

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We are exposed to foreign currency exchange risk.

If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we expand our international operations, our exposure to exchange rate fluctuations will become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

Climate change may negatively affect our business.

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. Increased frequency or duration of extreme weather conditions may disrupt the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could result in increased production and transportation costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

We may not proceed with signing a definitive agreement to acquire the assets of Stand Co., LLC (“Stand”), and we may not realize any financial benefit to licensing certain assets of Stand, which could have an adverse impact on our business and future results of operations.

On March 13, 2023, MGO Global Inc. (the "Company”) obtained a royalty free, worldwide and exclusive license (the "License”) to the use of certain assets of Stand Co., LLC ("Stand”) for all purposes in exchange for payment of $1.00 by the Company. The License was entered into in connection with a potential acquisition by the Company of the assets related to the License. The term of the License commenced on March 15, 2023 and shall expire on the earlier of: 1) May 12, 2023, or 2) the date when the Company and Stand sign the definitive agreement for the acquisition of the assets (the "Licensing Period”).

Licensed assets include all rights to all stock keeping units ("SKU”) of Stand sold under the names: "Roosevelt Premium 25ft Telescoping Flag Pole Kit,” "20FT Telescoping Flag Pole Kit” and "LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to a brand name "Stand Flagpoles,” domain and website standflagpoles.com, the Meta pages associated with "Stand Flagpoles” brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook Assets & Accounts; all historical digital and non-digital assets; and customer database since inception.

There is no guarantee that we will succeed at signing a definitive agreement to acquire the assets of Stand, nor is there any guarantee that our decision to license the aforementioned assets will result in any new revenues to the Company during the Licensing Period. As a result, our business and future results of operations may be adversely impacted.

Risks Associated with Our Capital Stock

We may not be able to maintain a listing of our common stock on Nasdaq.

Our common stock has been listed on Nasdaq, and we must meet certain financial and liquidity criteria to maintain such listing. If we fail to meet any of Nasdaq’s continued listing standards or we violate Nasdaq listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our common stock;

●	announcements about us or about our competitors or new product introductions;

●	developments concerning our product manufacturers and suppliers;

●	conditions of the overall fashion and ecommerce industries;

●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;

●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations, if/when applicable;

●	foreign currency values and fluctuations; and

●	overall political and economic conditions.

Many of these factors are beyond our control. The stock markets have historically experienced substantial price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies. These broad market and industry factors could reduce the market price of our securities, regardless of our actual operating performance.

We do not intend to pay any cash dividends on our shares of common stock. As a result, capital appreciation, if any, will be your sole source of gain.

We intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of future debt agreements may preclude us from paying dividends. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares. As a result, capital appreciation, if any, from the sale of our common stock will be your sole source of gain for the foreseeable future.

We incur significant costs as a result of operating as a public reporting company, and our management is required to devote substantial time to regulatory compliance initiatives.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other applicable securities rules and regulations. As a public reporting company, we incur significant legal, accounting and other expenses not otherwise incurred by a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly. For example, we expect that these rules and regulations will continue to make it more difficult and more expensive for us to maintain director and officer liability insurance.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, the price of our securities and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our securities could decline.

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, and (ii) our annual revenues is equal to or less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2022, our Company’s employees and independent contractors worked remotely from personal office locations based in Florida, New York, South Carolina, Arizona, London and Latin America. Consequently, we secured a virtual business address through the United States Postal Service located at 1515 SE 17th Street, Suite 121/#460596, Fort Lauderdale, Florida 33346.

Subsequent to the end of 2022, we signed a renewable one-year lease, effective February 20, 2023, for a building located at 813 NE 17th Terrace, Fort Lauderdale, Florida 33304, providing for approximately 2,300 square feet of space for use as an office by our executives and personnel based in South Florida.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. We may in the future receive claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Following the pricing of the Company’s IPO of common stock on January 12, 2022, we announced that our common stock had commenced trading on The Nasdaq Capital Market under the ticker symbol “MGOL” on January 13, 2023.

Holders

As of March 30, 2023, we had approximately 28 individual shareholders of record of our common stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. We currently intend to retain all our available funds and future earnings, if any, to finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we had no equity compensation plan under which equity securities may be issued. Our 2022 Equity Incentive Plan became effective on January 11, 2023.

Recent Sales of Unregistered Securities

During the period from January 1, 2022 to December 31, 2022, we have granted or issued the following securities that were not registered under the Securities Act:

(a) Issuance of common stock.

•	From February to June 2022, the Company issued 1,225,000 shares of its common stock to accredited investors in a private placement offering.

•	In October 2022, the Company issued 700,000 shares of its common stock to accredited investors in a private placement offering.

•	In February and November 2022, the Company issued 141,230 shares of its common stock to consultants for services at fair value of $141,731.

•	In October 2022, the Company issued 30,000 shares to a consultant for services at fair value of $30,000.

The issuance of the common stock in private placements was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

(b) Warrants.

•	In February 2022, the Company issued five-year warrants to Boustead Securities, LLC, an investment banking firm, to purchase 23,975 shares of its common stock at an exercise price of $1.00 per share.

•	In October 2022, the Company issued five-year warrants to purchase 700,000 shares of its common stock in a pre-IPO private placement with an exercise price of $1.00 per share.

Transfer Agent

The transfer agent for the common stock is Transhare Corporation, located at Bayside Center 1, 17755 US Highway 19N, Suite 140, Clearwater, Florida 33764. Transhare’s phone number is 303-662-1112 and its website is www.transhare.com.

Use of Proceeds from our Initial Public Offering of Common Stock

On January 18, 2023, we closed our IPO, in which we sold and issued 1,725,000 shares of our Common Stock, which included the exercise by the underwriters in full of the over-allotment option to purchase additional 225,000 shares of our common stock, at a price to the public of $5.00 per share. We received approximately $7,239,855 in aggregate net proceeds from our IPO after deducting underwriting discounts and commissions and other offering expenses. Boustead Securities, LLC and Sutter Securities, Inc. were the underwriters of our IPO.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-268484), which was declared effective by the SEC on January 12, 2023.

As of March 31, 2023, the net proceeds from our IPO have been used as follows: (i) approximately $350,000 for team expansion and marketing expenses; (ii) approximately $300,000 for inventory; (iii) $500,000 royalty payment to LLM; and (iv) the balance amount is being utilized for general and administrative corporate purposes, including working capital purposes and capital expenditures. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on January 17, 2023.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” earlier in this Annual Report and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

Overview

Founded in October 2018 and headquartered in Florida with remote employees and specialty contractors in London, New York and Latin America, MGO Global Inc. (“MGO,”, “MGO Global”, the “Company,” “we,” “our,” and “us”) is a performance-driven lifestyle brand portfolio company focused on direct-to-consumer (“DTC”) digital commerce.

Not new to building successful global lifestyle brands, MGO’s accomplished leadership team encompasses decades of experience in fashion design, marketing, technology, corporate finance and branding. Our design team continues to push innovation and evolution of the product cycle without compromising quality and design integrity. We believe that our management’s executive-level expertise in marketing technology will empower MGO to play an important role in defining the next generation of DTC digital commerce. Our finance and accounting team is tasked with ensuring that responsible decision making is informed by our commitment to maintaining economic stability and focus on strategic growth.

With a deep understanding of analytics, personality-driven trust and algorithm-driven distribution, our marketing team is uniquely equipped to leverage emerging technologies, such as machine learning and Artificial Intelligence (“AI”), to build brands efficiently and cost-effectively with a small core team of specialists. Through our end-to-end, scalable brand-building platform, backed by robust consumer behavioral data, we are intent on building digitally native brands that thrive in the modern DTC economy.

In 2018, MGO signed a global licensing agreement with soccer player Lionel Messi and created "The Messi Brand" - a line of casual wear and accessories inspired by his trend-setting style. The brand's designs focus is on accessibility and ease, much like Messi's personal style. While this has been the only asset in our portfolio through 2022, our business model is centered on strategic expansion through collaborations, licensing, acquisitions, and organic development. We intend to drive the commercial value of each brand within our portfolio through our own DTC platform methodologies, ensuring that each brand maintains its own unique identity while remaining thoughtfully aligned with the values of its customers.

Guided by the Company’s expertise and fueled by our team’s passion to ultimately grow MGO into a major lifestyle brand portfolio company and its brands into universally recognized symbols of excellence, MGO is committed to exceeding its partners’ and customers’ expectations by creating and delivering innovative, premium lifestyle clothing and consumer products and earning lifetime fidelity to our DTC brands through high-touch customer engagement, service and attention.

Impact of COVID-19 On Our Business Operations

The outbreak of the novel coronavirus (COVID-19) has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the United States. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the coronavirus or treat its impact, among others.

The spread of the coronavirus, and its ensuing variants, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought on by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus and its variants could materially and adversely affect our business and the value of our common stock.

If either we or any third-parties in the supply chain for materials and finishings used in the production of the apparel, accessories and homewares we sell continue to be adversely impacted by restrictions resulting from the coronavirus pandemic, our supply chain may be further disrupted, limiting our ability to provide ample inventory of products to market to consumers.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects can have a material impact on our operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, accounting for stock-based awards, and income taxes. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our consolidated financial statements. Please see Note 2 to our consolidated financial statements, which are included in Item15 “Financial Statements and Supplementary Data” of this Annual Report, for our Summary of Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers who have been deemed creditworthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. As of December 31, 2022 and December 31, 2021, the Company had no allowance for accounts receivable.

Foreign Currency

For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in the consolidated financial statements as finance charges.

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances for its deferred tax assets when evidence suggests it is unlikely that the assets will be fully realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold is recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold is derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

Inventory

Inventory consists of raw materials and finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated net realizable value.

Non-controlling Interest

One member did not rollover his 11.82% membership interest from MGOTEAM 1, LLC (“MGO LLC”) to MGO Global Inc. as of December 6, 2021 due to the fact that the Company exhausted all reasonable means to locate and/or contact the member. Efforts are still ongoing to locate and contact the member. According to ASC 810-10-45-22 through 810-10-45-24, carrying amount of the NCI will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in equity/APIC and attributed to the equity holders of the parent in accordance with ASC 810-10-45-23. The Company accounted for this portion of shares as non-controlling interest as of December 9, 2021 of $12,598. For the year ended December 31, 2022, we recorded non-controlling interest of $294,411.

Prepaid Royalty Expense

The Company paid 500,000€ every five months in accordance with the Trademark License Agreement payment schedule with Leo Messi Management (“LLM”) signed on November 20, 2021. We record each installment payment as prepaid expense and amortize over the license period granted by LMM. See Note 10 to our consolidated financial statements.

Revenue Recognition

We sell products directly to consumers via our website and mobile app and to wholesale customers. Currently, the only products we sell are apparel, accessories and homewares offered under The Messi Brand.

We recognize revenues upon shipment of goods to our customers in the period the goods are shipped and in an amount that reflects the consideration which it received in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenue transactions associated with the sale of The Messi Brand products, comprise a single performance obligation, which consists of the sale of products to customers either through direct wholesale or online sales through our website www.themessistore.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt, depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer, and payment is generally required within 30 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for online transactions.

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), we identify operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be our chief executive officer. The Company has determined that it operates one reportable segment at this time, which is comprised of net revenues earned from selling a range of products offered under The Messi Brand to consumers and wholesale customers .

Results of Operations

Year Ended December 31, 2022 as Compared to Year Ended December 31, 2021

The following table provides certain selected financial information for the periods presented:

	December 31, 2022	December 31, 2021	$ Change	% Change
Revenue, net	$1,048,012	$880,340	$167,672	19.05%
Cost of goods sold	337,631	392,407	(54,776)	-13.96%
Gross profit	710,381	487,933	222,448	45.59%
Gross profit percentage	67.78%	55.43%	12.36%
Total operating expenses	3,349,346	1,407,192	1,942,154	138.02%
Operating loss	(2,638,965)	(919,259)	(1,719,706)	187.08%
Total other (income) expenses	238,392	66,636	171,756	257.75%
Net loss	$(2,877,357)	$(985,895)	$(1,891,462)	191.85%
Less: net loss attributable to non-controlling interest	(294,411)	(79,569)	(214,842)	270.01%
Net loss attributable to MGO stockholders	$(2,582,946)	$(906,326)	$(1,676,620)	184.99%

Revenues

For the 12 months ended December 31, 2022, net revenues climbed 19% to $1,048,012 as compared to $880,340 reported for the same 12-month period in the prior year. The increase stemmed from higher sales generated through The Messi Store ecommerce website and mobile app during the end-of-year holiday shopping season, coupled with global consumer demand for Messi-branded products fueled by Leo Messi’s winning performance on the pitch at the 2022 FIFA World Cup games held in Qatar in November and December of 2022. In addition, 2022 revenues were modestly impacted by the launch of our wholesale channel in 2021, providing for the sale of The Messi Brand products in two Duty Free America retail stores located at the Uruguay-Brazil border. During the 12 months ended December 31, 2022, our wholesale channel generated revenues of $106,431, representing approximately 10% of our total 2022 revenues, compared to $101,769, or approximately 12% of total revenues in the prior year.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2022 totaled $337,631, representing a 14% decline when compared to $392,407 cost of goods sold in the 12 months ended December 31, 2021. The decrease on costs of goods sold was largely due to an increase on our retail pricing for many of The Messi Brand products coupled with the strategic expansion of our network of suppliers and manufacturers outside of China, with whom we negotiated better volume production pricing.

Gross Profit

For the year ended December 31, 2022, gross profit on revenues rose 46% to $710,381 compared to gross profit of $487,933 reported for the prior year. We also achieved a 22% improvement in gross profit margin, which increased to 68% from 55% on a comparable year-over-year basis.

Operating Expenses

Total operating expenses for the 12 months ended December 31, 2022 increased 138% to $3,349,346 as compared to $1,407,192 for the previous year. The increase was primarily due to a significant increase in the royalty expense paid to Leo Messi Management, coupled with higher legal, accounting and specialty consulting expenses associated with the lead-up to and preparation for our Initial Public Offering, which was completed in mid-January 2023.

Other Expenses

For the year ended December 31, 2022, total other expenses rose 258% to $238,392, up from $66,636 reported for the prior year. Total other expenses were primarily associated with remeasurement of foreign currency transactions into U.S. dollars and recorded as finance charges. In addition, other expenses included finance charges associated with accounting for imputed interest in connection with personal loans made to the Company by related parties, and in 2021 there was PPP loan forgiveness which offset the 2021 expense.

Net Loss

Before factoring the net loss attributable to noncontrolling interest of $294,411 for the 12 months ended December 31, 2022, net loss increased 192% to $2,877,357, compared to a net loss of $985,895 before accounting for a net loss attributable to noncontrolling interest of $79,569 reported for the previous year ended December 31, 2021.

Cash Flows

As of December 31, 2022, cash on hand was $113,952, as compared to $87,922 as of December 31, 2021. For the year ended December 31, 2022, cash used in operations was $1,683,293, an increase of $913,471, as compared to $769,822 cash used in operations for the year ended December 31, 2021. The increase in cash used in operating activities was mainly driven by an increase in operating loss due to an increase in the accounting for warrants issued for financing expenses, the increase in prepaid royalty expense and higher costs associated with accrued payroll expense and accounts payable and accrued liabilities during the 12-month period ended December 31, 2022. The increase in cash used in our operations was offset by higher inventory and a decrease in prepaid royalty expense recorded for the prior year.

For the years ended December 31, 2022 and 2021, cash used in our investing activities was $0, respectively.

For the year ended December 31, 2022, cash provided by financing activities was $1,709,323, an increase of $1,669,781 as compared to cash provided by financing activities totaling $39,542 for the year ended December 31, 2021. The increase was primarily attributable to an increase in the amount of funds raised in Pre-IPO equity financings we completed in 2022.

Liquidity and Capital Resources

                As of December 31, 2022, we had negative working capital of $1,176,561.  For the year ended December 31, 2022, we incurred a loss from operations of $2,638,965, inclusive of $1,273,105 for royalty expenses and $509,853 for professional fees primary associated with engagement of legal, accounting  and other specialized consultants to aid us in preparing for our Initial Public Offering (“IPO”), which was completed in January 2023.  This compared to a loss from operations of $1,407,192, inclusive of $180,246 for royalty payments and $5,670 for professional fees as of December 31, 2021. In consideration of completing our IPO in January 2023, from which we raised gross proceeds of $8,625,000, prior to deducting underwriting discounts, commissions and offering expenses, we believe the cash on hand, in connection with cash generated from revenue, will be sufficient to fund the next 12 months of operations, though there can be no guarantee.  In addition, we intend to pursue other opportunities for raising capital with outside investors.

For the year ended December 31, 2022, we raised capital of $1,712,564 as a result of the sale of 1,925,000 shares of common stock in connection with pre-IPO private placements.

The Company has continued to realize losses from operations. However, because of our capital raise efforts, including completing our IPO in January 2023, we believe that we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through December 2023. Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and for general corporate purposes. For the years ended December 31, 2022 and 2021, our primary source of liquidity was funds generated through loans to the Company by our officers and equity private placements. Our ability to fund our operations, to make planned capital expenditures, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations; and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

On December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of royalty payments to LMM, principal and interest payments for loans made under the Paycheck Protection Program and with PayPal, principal and interest payments for operating leases and other purchase obligations. See Notes 6, 7, 8 and 10 to the consolidated financial statements for amounts outstanding as of December 31, 2022 for these contractual obligations.

Inflation

In the first nine months of 2022, we experienced a 40% decline in our total revenues as compared to the first nine months of 2021, which we believe was a direct reflection of consumers’ inflationary concerns and related downside pressure on our direct-to-consumer ecommerce sales. Moreover, inflation has adversely affected our business, financial condition, and results of operations by increasing our overall cost structure and such affects will be further exacerbated if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for sportswear and outerwear, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation, as well as a potential recession, our business, financial condition and results of operations could be adversely affected.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

There were certain updates recently issued by the Financial Accounting Standards Board (“FASB”), most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-XX, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of March 30, 2023:

Name	Age	Position
Maximiliano Ojeda	45	Chairman and Chief Executive Officer
Virginia Hilfiger	58	Director and Chief Design Officer
Julian Groves	50	Director and Chief Operating Officer
Nicole Fernandez-McGovern(1) (2)	50	Independent Director
Obie McKenzie (1) (2)	77	Independent Director
Salima Popatia(2) (3)	46	Independent Director
Paul Wahlgren(1) (3)	56	Independent Director
Vincent Ottomanelli	56	Chief Financial Officer
Matt Harward	53	Chief Marketing Officer

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

Maximiliano Ojeda, Co-Founder, Chairman and Chief Executive Officer — Mr. Ojeda is the co-founder of MGO Global and has served as our Chairman of the Board and Chief Executive Officer since the Company’s inception in November 2021. An entrepreneur and international business executive, his career has largely focused on business development, contract negotiations, high-touch customer engagement and advanced technologies within the hospitality, U.S. real estate, land development and ecommerce industries.

Born in Argentina, Mr. Ojeda attended UADE Business School. He launched his professional career working in VIP client relations and management for luxury hoteliers in Argentina. He immigrated to the United States and, from January 2011 through 2017, he served as a real estate brokerage executive in New York City where he catered to high end clientele and led prolific land development projects first at Douglas Elliman Real Estate and then The Corcoran Group. It was through client relationships he established in the global real estate industry that led to his introduction to the Leo Messi organization and the subsequent formation of MGO in partnership with Virginia Hilfiger.

Mr. Ojeda did not previously hold any directorships in any reporting companies.

Virginia Hilfiger, Co-Founder, Director and Chief Design Officer – Ms. Hilfiger has served as MGO’s Chief Design Officer since co-founding the Company in November 2021 with Maximiliano Ojeda. She is the youngest sibling of Tommy Hilfiger, a renowned, globally respected American fashion designer and the founder of Tommy Hilfiger Corporation (THC). While attending the Fashion Institute of Technology (FIT), where she studied fashion and apparel design, Ms. Hilfiger worked as an intern at THC, learning the ropes of high-end design working alongside her brother. After FIT, she joined the Tweeds Catalog company where she worked as a clothing designer for the high-end fashion company. She returned to THC in 1990, where for the next 15 years she served as Executive Vice President of Women’s Corporate and led the creation, development and launch of numerous iconic Tommy Hilfiger brands and collections, including Tommy Jeans, H Hilfiger and Tommy Girl; and she led the reimagining and relaunch of Tommy’s women’s sportwear division.

In 2005, Ms. Hilfiger left THC and founded Ginny H, a luxury women’s ready to wear clothing brand launched in Bergdorf Goodman in New York City and expanded to the online stores of Bergdorf Goodman and Neiman Marcus. From 2011 through 2015, she served as Creative Director and Brand Builder for Fila, a globally renowned sportwear manufacturer based in South Korea that designs and markets an extensive line of footwear and apparel to consumers worldwide. Ms. Hilfiger was recruited to Fila to lead the redesign and relaunch of Fila’s Global Heritage brand through the development of modern, sporty lifestyle and tennis wear. From 2015 through the present, Ms. Hilfiger has served as Chief Designer of Fila’s Ginny H Modern Heritage, which currently retails exclusively in China. Designed exclusively by Ms. Hilfiger, the collections feature a resurgence of the ever popular knitted long-sleeve coat, as well as Fila’s signature F-box polos, among other refined tennis and activewear. Ms. Hilfiger was also tapped by Turko Textile as a special consultant to design and develop a capsule collection for the Brooks Brothers Home Collection.

 Mr. Hilfiger did not previously hold any directorships in any reporting companies.

Julian Groves, Director and Chief Operating Officer – Mr. Groves was appointed as our Chief Operating Officer in August 2022 and is charged with guiding the commercial strategy behind The Messi Brand and any brands that the Company may license, acquire or organically develop in the future. He brings to MGO over 25 years of experience leading business-to-business, direct to consumer, retail, wholesale and ecommerce initiatives for numerous leading apparel brands.

From May 2014 through March 2021, Mr. Groves served as Chief Executive Officer of EC2M Holdings Limited, a lifestyle brand-building company which owned and operated London Persona, a growing men’s lifestyle brand launched as a direct-to-consumer shopping experience for men seeking season-to-season high-end wardrobes. EC2M also represented the lifestyle brand Trickers throughout North America and Canada, charged with developing and managing the brand’s B2B channel. From May 2013 through May 2014, he served as Sales Director, EMEA of J Brand Europe, a premium, American denim clothing company in which Fast Retailing acquired an 80% stake for $290 million in 2012. As General Manager, EMEA of True Religion from October 2010 through March 2013, Mr. Groves had full profit and loss (P&L) responsibility for the region, overseeing corporate operations in Switzerland and managing full P&L responsibility for the growing, fashion-forward denim brand.

In August 2007, Mr. Groves was recruited by GUESS Europe to serve as Country Manager of the casual lifestyle brand’s operations in the United Kingdom and Ireland. Under his leadership, GUESS Europe opened 32 concessions and 22 retail shops, including GUESS’ Central London flagship store. Earlier in his distinguished career, he was General Manager, UK and Ireland, for Groupe Zannier International from September 2004 through 2007; United Kingdom Sales Director for Burberry from September 2001 through 2004; and United Kingdom Sales Manager for LVMH Kenzo Homme UK Ltd. from November 1997 through August 2001.

Mr. Groves did not previously hold any directorships in any reporting companies.

Matt Harward, Chief Marketing Officer – Mr. Harward is a serial digital entrepreneur with more than three decades of experience in software engineering, marketing automation and algorithm-oriented marketing via Google, Amazon and Facebook. His track record of success in the digital marketing industry over the past ten years alone has yielded more than $400 million in online sales, with two companies he co-founded generating $100 million+ in annual revenues.

Mr. Harward joined MGO in October 2022. Prior to joining MGO Global Inc., Mr. Harward was CEO of Unicorn Industries, a digital marketing firm he co-founded in 2021 which focused on developing Artificial Intelligence-assisted marketing technology, platforms and strategies for direct-to-consumer ecommerce businesses. Mr. Harward’s thought leadership and unique insights into algorithm-oriented marketing platforms have led to him being frequently featured in the media and sought after for speaking engagements at various trade shows and conferences. From June 2018 through 2021, he co-founded and served as Chief Marketing Officer of Harward Media, a collection of multiple house-owned, digitally native ecommerce brands. In both 2020 and 2021, Harward Media was named to the Inc. 500 list of the fastest growing private companies in America. In 2011, Mr. Harward co-founded Innitech, where he served as Chief Technology Officer until his departure in 2016 to launch a new private marketing services company, Strange Quarks. While at Innitech, the Company built three multi-eight-figure brands, including two in the ecommerce space.

Nicole Fernandez-McGovern, CPA, Independent Director – Ms. Fernandez-McGovern has served as a member of the Board of Directors of the Company since January 13, 2023 – the day on which the Company commenced trading on the Nasdaq. Since August 2016, Ms. Fernandez-McGovern has been serving as Chief Financial Officer & Executive Vice President of Operations at AgEagle Aerial Systems Inc. (“AgEagle”), charged with overseeing the NYSE-listed Company’s global financial operations to include managing financial planning, general tax and accounting activities, capital formation, SEC reporting and other key financial duties. From May 5, 2020 through May 18, 2020, Ms. Fernandez-McGovern also served as AgEagle’s Interim Chief Executive Officer during the Company’s transition to a new CEO.

From January 2014 through September 2022, she served as a Partner at Premier Financial Filings. Prior to joining AgEagle, Ms. Fernandez-McGovern served as Chief Executive Officer and Chief Financial Officer of Trunity Holdings, Inc., a publicly traded education technology company from April 2012 to January 2016. While at Trunity, she led the successful restructuring of the Company by acquiring a new compounding pharmacy business and finalizing the spin-out of the legacy education business into a newly formed private company. From 2011, she has been serving as President of RCM Financial Consulting, a specialized consulting firm she founded to focus on providing interim accounting and financial services to small- and medium-sized businesses. For the preceding ten years from 2001 to 2010, she was a financial manager at Elizabeth Arden where she was involved with all aspects of the Nasdaq-listed company’s SEC and financial reporting processes. She launched her professional career at KPMG, LLP in its audit and assurance practice, where she managed various large scale engagements for both public and privately held companies.

Ms. Fernandez-McGovern earned a Master of Business Administration degree with concentration in Accounting and International Business and a Bachelor of Business Administration degree with concentration in Accounting, both from the University of Miami. In addition to being fluent in Spanish, she is also a Certified Public Accountant in the State of Florida and serves on the boards of the South Florida Chapter of Financial Executives International and Pembroke Pines Charter Schools.

Ms. Fernandez-McGovern did not previously hold, any directorships in any reporting companies. We believe that Ms. Fernandez-McGovern’s experience in financial services business and her experience working for public companies makes her well qualified to serve on our Board and as an independent member of the Board’s committees.

Obie McKenzie, Independent Director– Mr. McKenzie has served as a member of the Board of Directors of the Company since January 13, 2023 – the day on which the Company commenced trading on the Nasdaq. Beginning in January 2019 through to the present, Mr. McKenzie has served as Vice Chairman of Cordiant Capital, a global infrastructure and real assets investment firm focused on digital infrastructure, renewable energy infrastructure and agriculture. In his role as Managing Director of BlackRock Inc. from January 2000 through December 2018, he was wholly responsible for managing relationships with some of the largest pension funds in the United States to include the Teacher Retirement System of Texas, New York City Employees’ Retirement System and the Federal Reserve Employee Benefits System, among others.

During his accomplished career, Mr. McKenzie served as Managing Director at Merrill Lynch from 1990 through 2006; Executive Director at UBS Asset Management and Managing Director at Chase Investors from 1987 through 1990; as well as Founder and President of McKenzie & Company, an NASD registered broker-dealer from 1984 through 1987. During the late 1970’s and early 1980’s, Mr. McKenzie held positions at Citibank, Chemical Bank and Freedom National Bank as a commercial banker. He was also Manager of Banking and Pensions at The New York Times in 1975 and began his career as a Corporate Finance Associate for Morgan Stanley in 1972.

Mr. McKenzie was a founding board member of the National Association of Securities Professionals, where he received the “Wall Street Hall of Fame Award” in 2001. In 2010, Mr. McKenzie received the AIMSE Richard A. Lothrop Outstanding Achievement Award in recognition for his outstanding achievements in the investment management industry and his community. In 2011, he was named by Black Enterprise Magazine as one of the 75 Most Powerful Blacks on Wall Street; and in 2013, he was named Public Fund Marketer of the Year by Money Management Intelligence. Mr. McKenzie earned a Bachelor of Science degree from Tennessee State University and an MBA from Harvard Business School.

Mr. McKenzie did not previously hold any directorships in any reporting companies. We believe that Mr. McKenzie’s experience in banking and technologies business makes him well qualified to serve on our Board and as an independent member of the Board’s committees.

Salima Popatia, Independent Director – Ms. Popatia has served as a member of the Board of Directors of the Company since January 13, 2023 – the day on which the Company commenced trading on the Nasdaq. Ms. Popatia brings MGO nearly 20 years’ experience in digital branding and customer-first strategies for numerous premium brands in the beauty and fashion industries. In August 2022, she was named Chief Digital Officer of Orveon Global, a collective of premium and prestige beauty brands, including bareMinerals, Buxom and Laura Mercier.

During her career, she spent a total of nearly 15 years working at The Estée Lauder Companies overseeing marketing, merchandizing and analytic strategies across the Company’s portfolio of 30 leading prestige beauty brands. She first worked at Estee Lauder from August 2004 through December 2010, serving as Executive Director, Global Online Marketing for the Company’s MAC Cosmetics line and from January 2010 through October 2011 as Executive Director of the Digital Technology and Innovation Group. In 2015, she returned to Estée Lauder, serving as Vice President, Global Ecommerce, Marketing and Merchandizing from February 2015 through July 2019, before rising to Senior Vice President of Global Consumer Acquisition and Retention, a role she held from July 2019 through August 2022.

From January 2014 through January 2015, Ms. Popatia was Vice President, Ecommerce of Ray-Ban at Luxottica Group, a leader in the design, manufacture and distribution of fashion, luxury and sports eyewear; and from October 2011 through December 2013, she served as Senior Vice President of Global Omni-Commerce and Digital Strategy at Stuart Weitzman Holdings, a luxury footwear company. In January 2004, Ms. Popatia launched her career as an Online Marketing Manager at Digitas, where she spearheaded digital agency strategy and development of integrated marketing initiatives across all channels for the firm’s client, American Express. From August 2004 through December 2008, she also co-founded and led indomix, an innovative multi-channel retail concept that provided a platform for emerging South Asian designers in the U.S. market. Ms. Popatia holds a Bachelor of Science in Marketing and International Business from the Stern School of Business at New York University.

She did not previously hold any directorships in any reporting companies. We believe that Ms. Popatia’s experience in ecommerce and fashion business makes her well qualified to serve on our Board and as an independent member of the Board’s committees.

Paul Wahlgren, Independent Director – Mr. Wahlgren has served as a member of the Board of Directors of the Company since January 13, 2023 – the day on which the Company commencing trading on the Nasdaq. An entrepreneurial senior business leader with over 40 years of experience in the luxury consumer goods, beauty and electronics industries, Mr. Wahlgren currently serves as Chief Marketing Officer of Simply Active Cosmetics, a company he co-founded in January 2018 to bring to market the BeautyStat Cosmetics line, a brand that is now offered worldwide through multiple channels, including DTC, retail and ecommerce. From January 2014 to January 2018, he has also served as Chief Executive Officer and Chief Operating Officer of Biomimetic Laboratories, Inc., founded by Mr. Wahlgren and a team of other leading beauty industry innovators. From 2011 through 2013 and 2003 through 2008, he was Managing Director and International Sales Manager, respectively, of New York-based Jacob & Co. Watches Inc., a luxury timepiece and fine jewelry designer and manufacturer; and from 2010 through 2011, he was Director of Wholesale at Theo Fennell Plc., another prestigious fine jewelry designer and manufacturer based in the United Kingdom. Earlier in his career, he also held senior leadership positions in Europe with Expert International GMBH and Philips Consumer Electronics.

In addition to being a hands-on operator, Mr. Wahlgren has consulted with companies on expanding their businesses and market penetration efforts. From 2018-2019, he lent his expertise to DFO Global, a digital performance marketing agency; from 2017-2018, he consulted with MiMedia, Inc., a next generation consumer cloud platform; and from 2016 through present day, he is advising the leadership of Fox Models International, a talent management agency.

Mr. Wahlgren is a graduate of State University College at Buffalo, where he earned a Bachelor of Science degree in Business Administration. He also holds an MBA from Nyenrode Business Universiteit in the Netherlands and completed the Digital Strategy Program at Harvard University. He currently serves as board member American Friends of Nyenrode University Inc. (“AFNU”) and had served on the Parents Association Board and as the Annual Benefit Co-Chairman for the Hewitt School in New York City.

Mr. Wahlgren did not previously hold any directorships in any reporting companies. We believe that Mr. Wahlgren’s experience in luxury consumer goods, beauty and electronics industries makes him well qualified to serve on our Board and as an independent member of the Board’s committees.

Vincent Ottomanelli, CPA, Chief Financial Officer – Mr. Ottomanelli appointment as new chief financial officer of the Company went effective on January 13, 2023 – the day on which the Company commenced trading on Nasdaq. Prior to Mr. Ottomanelli’ s agreement to join MGO, Mr. Ottomanelli served as Chief Commercial Officer and Financial Officer of Lafayette 148 New York, a global lifestyle brand for women. At Lafayette 148 from July 2019 through October 2022, Mr. Ottomanelli was responsible for managing the international wholesale and retail channels, as well as overseeing the Company’s finance and accounting activities.

From 2018 to 2019 Mr. Ottomanelli was as a Co-Founder and Principal Consultant in Roseoak Partners, LLC, a consultancy focused on strategic brand management and business development, including financing requirements and organizational structural development.

As the former Chief Executive Officer and Regional director of Ferragamo USA, an affiliate of the global luxury fashion company, Mr. Ottomanelli oversaw all operations, sales and marketing of the Company in North & Latin America. Joining the Company in 2003 as Chief Financial Officer, Mr. Ottomanelli was promoted to CEO of Salvatore Ferragamo USA in 2005 by US Chairman Massimo Ferragamo. Under Ottomanelli’s leadership through October 2017, the Company’s US revenues grew more than 100% percent, while profits grew 300% percent. In addition to streamlining operations, returning the Company to profitability, and introducing a new brand strategy focused on elevating the Company’s profile as a leading fashion luxury player, he led the expansion of Ferragamo’s retail footprint, growing the number of retail stores from 17 to 46 during his 12-year tenure. Prior to Ferragamo, Mr. Ottomanelli served as Chief Financial Officer of Hugo Boss Fashions, Inc., the US affiliate of Hugo Boss worldwide. During his six years in this position, he helped to deliver unprecedented profitability to the Company.

Mr. Ottomanelli began his career at Deloitte & Touche, LLP. He graduated with a B.S. in Business Administration and Accounting from Bloomsburg University and is a CPA with certification from New York State.

Board Leadership Structure and Risk Oversight

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic, and reputational risk. Our Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. As of March 30, 2023, our Board consists of seven directors, four of whom qualify as “independent” under the listing standards of Nasdaq.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve until their successors have been elected and qualified.

Director Independence

Our Board of Directors is composed of a majority of “independent directors” as defined under the rules of Nasdaq. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Salima Popatia, Nicole Fernandez-McGovern, Paul Wahlgren and Obie McKenzie are all independent directors of the Company.

Board Meetings, Committee Meetings and Annual Meeting Attendance

In 2022, the original Board of Directors held numerous meetings and acted by unanimous written consent on various matters. We encourage each director to attend our annual meeting of shareholders in person or by telephone conference call. We did not hold a 2022 Annual Meeting of Shareholders in view of the fact that the Company did not go public until January 2023.

Committees of the Board of Directors

Committees of the Board were established and took effect upon our common stock being listed on Nasdaq on January 13, 2023. Our committees include an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Each such committee has the composition and responsibilities described below:

Audit Committee

Our Audit Committee consists of three independent directors. The initial members of the audit committee are Nicole Fernandez-McGovern, Obie McKenzie and Paul Wahlgren. Ms. Fernandez-McGovern has been appointed as Chairperson of the audit committee. In addition, our Board has determined that Nicole Fernandez-McGovern is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our annual disclosure report;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The Audit Committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the Company intends to certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compensation Committee

Our Compensation Committee consist of three independent directors. The initial members of the Compensation Committee are Obie McKenzie, Nicole Fernandez-McGovern and Salima Popatia, each of whom is an independent director. Each member of our Compensation Committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Mr. McKenzie is the chairman of the compensation committee.

The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviews, approves and determines, or makes recommendations to our Board regarding, the compensation of our executive officers;

•	administers our equity compensation plans;

•	reviews and approves, or makes recommendations to our Board, regarding incentive compensation and equity compensation plans; and

•	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

Our Nominating and Governance Committee consists of two independent directors. The initial members of the Nominating and Corporate governance committee are Salima Popatia and Paul Wahlgren. Julian Groves serves as an advisor for the Nominating and Corporate Governance Committee with a right to advise and discuss with the members of the committee qualifications of the candidates. Mr. Groves does not have a right to nominate candidates or any other rights of the members of Nominating and Corporate Governance Committee. Salima Popatia is the Chairperson of the Nominating and Corporate Governance Committee. The Nominating and Governance Committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

•	identifying, reviewing and evaluating candidates to serve on our Board consistent with criteria approved by our Board;

•	evaluating director performance on our Board and applicable committees of our Board and determining whether continued service on our Board is appropriate;

•	evaluating nominations by stockholders of candidates for election to our Board; and

•	corporate governance matters.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements as of March 31, 2023 as follows: Messrs. Ojeda, Groves, and Ms. Hilfiger, filed their Form 3s late in 2023.

Code of Ethics

Our Board has adopted a written code of business conduct and ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Such Code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the Code. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this annual Report on Form 10-K or by viewing it on our website found at www.mgoglobalinc.com.

 Family Relationships

                There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors and officers of our Company or any other person pursuant to which any officer of director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of or officers, directors or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table provides information concerning all cash and non-cash compensation that have been or will be awarded to, earned by or paid during our fiscal year ended December 31, 2022 and December 31, 2021 to our Chief Executive Officer (principal executive officer) and Chief Design Officer.. We refer to these individuals as our “named executive officers” (“NEO”).

Name and Principal Position(1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Maximiliano Ojeda,	2022	118,750	(2)	-	-	-	7,807	(3)	126,557
Chief Executive Officer	2021	75,000		-	-	-	-		75,000
Virginia Hilfiger	2022	103,750	(4)	-	-	-	-		103,750
Chief Design Officer	2021	75,000		-	-	-	-		75,000

(1)	No executive officer earned more than $100,000 in fiscal year 2021.
(2)

Up until July 19, 2022, Mr. Ojeda's salary was $75,000 annually; as of July 19, 2022 his salary increased to $180,000. $34,000 in cash compensation was paid to Mr. Ojeda and the balance of $84,750 has been accrued through December 31, 2022.

(3)	Represents auto lease and car insurance payments made in respect of automobile used by Mr. Ojeda in 2022.
(4)

Up until July 19, 2022, Ms. Hilfiger's salary was $75,000 annually; as of July 19, 2022, her salary increased to $144,000. $16,500 in cash compensation was paid to Ms. Hilfiger and the balance of $87,250 has been accrued through December 31, 2022.

 Employment Agreements

We have executed the following employment agreements and consulting agreements with our named executive officers. The material terms of each of those arrangements are summarized below. The summaries are not complete description of all provisions of the employment arrangements and are qualified in their entirety by reference to the written employment arrangements, each filed as an exhibit to this Annual Report.

Ojeda Employment Agreement. Maximiliano Ojeda, our Chairman and Chief Executive Officer, and the Company entered into a two-year Employment Agreement dated as of July 19, 2022 (the “Ojeda Employment Agreement”), which was amended and restated on October 13, 2022. The Ojeda Employment Agreement provides Mr. Ojeda with an annual base salary of $180,000, a bi-annual bonus of up to 100% of the annual base salary and shall be based upon the achievement of predetermined performance goals to be determined by the board of directors in their sole discretion. Upon the listing of the Company’s common stock on Nasdaq and subject to the approval of the Company’s Board of Directors, Mr. Ojeda shall be granted a five-year option to purchase 300,000 shares of the Company’s common stock as follows: 100,000 shares on the date the Company commences trading on a national exchange; 100,000 shares on the one-year anniversary of the date the Company commences trading on a national exchange; and 25,000 shares on the last day of each quarter, or March 31, June 30, September 30 and December 31, in each calendar year. The per share exercise price of the Option shall be equal to $5.00.

Under the Ojeda Employment Agreement, in the event that Mr. Ojeda’s employment is terminated by us without cause (as described in the Ojeda Employment Agreement) or by Mr. Ojeda for good reason (as described in the Ojeda Employment Agreement), Mr. Ojeda would be entitled to (a) payment of any base salary earned but unpaid through the date of termination; (b) unused paid time off; (c) additional vested benefits (if any) in accordance with the applicable terms of applicable Company arrangements; and (d) any unreimbursed expenses incurred (collectively, the “Accrued Amounts”) plus for a period of 12 months Mr. Ojeda would be entitled to receive base salary and COBRA payments plus a lump sum payment equal to 100% of his base salary. If Mr. Ojeda is terminated (a) by us (i) for “cause” as defined in the Ojeda Employment Agreement; (ii) due to death or disability; (iii) non-renewal of the Ojeda Employment Agreement or (b) by Mr. Ojeda without good reason, then Mr. Ojeda would only be entitled to receive the Accrued Amounts.

Hilfiger Employment Agreement. Virginia Hilfiger, our Director and Chief Design Officer, and the Company entered into a two-year Employment Agreement dated as of July 19, 2022 (the “Hilfiger Employment Agreement”), which was amended and restated on October 13, 2022. The Hilfiger Employment Agreement provides Ms. Hilfiger with an annual base salary of $144,000, a bi-annual bonus of up to 100% of the annual base salary and shall be based upon the achievement of predetermined performance goals to be determined by the board of directors in their sole discretion. Upon the listing of the Company’s common stock on Nasdaq and subject to the approval of the Company’s Board of Directors, Ms. Hilfiger shall be granted a five year option to purchase 300,000 shares of the Company’s common stock as follows: 100,000 shares on the date the Company commences trading on a national exchange; 100,000 shares on the one-year anniversary of the date the Company commences trading on a national exchange; and 25,000 shares on the last day of each quarter, or March 31, June 30, September 30 and December 31, in each calendar year. The per share exercise price of the Option shall be equal to $5.00.

Under the Hilfiger Employment Agreement, in the event that Ms. Hilfiger’s employment is terminated by us without cause (as described in the Hilfiger Employment Agreement) or by Ms. Hilfiger for good reason (as described in the Hilfiger Employment Agreement), Ms. Hilfiger would be entitled to (a) payment of any base salary earned but unpaid through the date of termination; (b) unused paid time off; (c) additional vested benefits (if any) in accordance with the applicable terms of applicable Company arrangements; and (d) any unreimbursed expenses incurred (collectively, the “Accrued Amounts”) plus for a period of 12 months Ms. Hilfiger would be entitled to receive base salary and COBRA payments plus a lump sum payment equal to 100% of his base salary. If Ms. Hilfiger is terminated (a) by us (i) for “cause” as defined in the Hilfiger Employment Agreement; (ii) due to death or disability; (iii) non-renewal of the Hilfiger Employment Agreement or (b) by Ms. Hilfiger without good reason, then Ms. Hilfiger would only be entitled to receive the Accrued Amounts.

Groves Employment Agreement. Julian Groves, our Director and Chief Operating Officer and the Company entered into a two-year Employment Agreement dated as of July 19, 2022 (the “Groves Employment Agreement”), which was amended and restated on October 13, 2022. The Grove Employment Agreement provides Mr. Groves with an annual base salary of $130,000, a bi-annual bonus of up to 100% of the annual base salary and shall be based upon the achievement of predetermined performance goals to be determined by the board of directors in their sole discretion. Upon the listing of the Company’s common stock on Nasdaq and subject to the approval of the Company’s Board of Directors, Mr. Groves shall be granted a five-year option to purchase 300,000 shares of the Company’s common stock as follows: 100,000 shares on the date the Company commences trading on a national exchange; 100,000 shares on the one-year anniversary of the date the Company commences trading on a national exchange; and 25,000 shares on the last day of each quarter, or March 31, June 30, September 30 and December 31, in each calendar year. The per share exercise price of the option shall be equal to $5.00.

Under the Groves Employment Agreement, in the event that Mr. Groves’ employment is terminated by us without cause (as described in the Groves Employment Agreement) or by Mr. Groves for good reason (as described in the Groves Employment Agreement), Mr. Groves would be entitled to (a) payment of any base salary earned but unpaid through the date of termination; (b) unused paid time off; (c) additional vested benefits (if any) in accordance with the applicable terms of applicable Company arrangements; and (d) any unreimbursed expenses incurred (collectively, the “Accrued Amounts”) plus for a period of 12 months Mr. Groves would be entitled to receive base salary and COBRA payments plus a lump sum payment equal to 100% of his base salary. If Mr. Groves is terminated (a) by us (i) for “cause” as defined in the Groves Employment Agreement; (ii) due to death or disability; (iii) non-renewal of the Groves Employment Agreement or (b) by Mr. Groves without good reason, then Mr. Groves would only be entitled to receive the Accrued Amounts.

Harward Employment Agreement. Matt Harward, our Chief Marketing Officer, and the Company entered into a two-year employment agreement dated as of October 13, 2022 (the “Harward Employment Agreement”). The Harward Employment Agreement provides Mr. Harward with an annual base salary of $250,000, a bi-annual bonus of up to 100% of the annual base salary and shall be based upon the achievement of predetermined performance goals to be determined by the board of directors in their sole discretion. Upon the listing of the Company’s common stock on Nasdaq and subject to the approval of the Company’s Board of Directors, Mr. Harward shall be granted a five-year option to purchase 200,000 shares of the Company’s common stock as follows: 100,000 shares on the one-year anniversary of the date the Company commences trading on a national exchange; and 25,000 shares on the last day of each quarter, or March 31, June 30, September 30 and December 31, in each calendar year. The per share exercise price of the option shall be equal to $5.00.

Under the Harward Employment Agreement, in the event that Mr. Harward’s employment is terminated by us without cause (as described in the Harward Employment Agreement) or by Mr. Harward for good reason (as described in the Harward Employment Agreement), Mr. Harward would be entitled to (a) payment of any base salary earned but unpaid through the date of termination; (b) unused paid time off; (c) additional vested benefits (if any) in accordance with the applicable terms of applicable Company arrangements; and (d) any unreimbursed expenses incurred (collectively, the “Accrued Amounts”) plus for a period of 12 months Mr. Harward would be entitled to receive base salary and COBRA payments plus a lump sum payment equal to 100% of his base salary. If Mr. Harward is terminated (a) by us (i) for “cause” as defined in the Harward Employment Agreement; (ii) due to death or disability; (iii) non-renewal of the Harward Employment Agreement or (b) by Mr. Harward without good reason, then Mr. Harward would only be entitled to receive the Accrued Amounts.

Ottomanelli Agreement. Vincent Ottomanelli, our Incoming Chief Financial Officer, and the Company entered into an independent contractor agreement dated as of November 3, 2022 and amended on December 2, 2022 (the “Ottomanelli Agreement”). Under the terms of Ottomanelli Agreement, the Company has engaged Vincent Ottomanelli to provide the Company with the financial consulting services prior to the date when the Company commences trading of its common stock on The Nasdaq Capital Market (“Listing Date”) and to serve as a full-time Chief Financial Officer of the Company on and after the Listing Date. Prior to the Listing Date, the Company pays Mr. Ottomanelli a cash monthly fee of $7,500. On and after Listing Date, the Company shall pay Mr. Ottomanelli $10,000 per month. In addition, Mr. Ottomanelli will be entitled to a discretionary annual performance bonus of up to $36,000 which will be based on the achievement of performance goals to be predetermined by the Board, in its sole discretion. In the Ottomanelli Agreement, Mr. Ottomanelli was also granted a five-year unvested option to purchase a total of 200,000 shares of the Company’s common stock at an exercise price equal to the IPO price of the common stock. The option to purchase 20,000 shares will vest on the Listing Date and thereafter options to purchase 20,000 shares will vest quarterly, at the end of each fiscal quarter until March 31, 2025.

2022 Equity Incentive Plan

Overview

On August 15, 2022, our Board and our stockholders approved our 2022 Equity Incentive Plan (the “2022 Plan”), which came into force on January 11, 2023. The 2022 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially, the maximum number of shares of our common stock that may be subject to awards under the 2022 Plan is 2,186,470. The maximum number of shares that are subject to awards under the 2022 is subject to an annual increase equal to the lesser of (i) 500,000 shares of our common stock; (ii) a number of shares of our common stock equal to 4% of the prior year’s maximum number or (iii) such number of shares of our common stock as determined by the 2022 Plan administrator.

The purpose of the 2022 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The administrator of the 2022 Plan may, in its sole discretion, amend, alter, suspend or terminate the 2022 Plan, or any part thereof, at any time and for any reason. The Company will obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with legal and regulatory requirements relating to the administration of equity-based awards. Unless earlier terminated by the administrator, the 2022 Plan will terminate ten years from the date it was adopted by our Board.

Authorized Shares

Initially, the maximum number of shares of our common stock that may be subject to awards under the 2022 Plan is 2,186,470. The maximum number of shares that are subject to awards under the 2022 Plan is subject to an annual increase equal to the lesser of (i) 500,000 shares of our common stock; (ii) a number of shares of our common stock equal to 4% of the prior year’s maximum number or (iii) such number of shares of our common stock as determined by the 2022 Plan administrator.

Additionally, if any award issued pursuant to the 2022 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2022 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2022 Plan (unless the 2022 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2022 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2022 Plan (unless the 2022 Plan has terminated). Shares that have actually been issued under the 2022 Plan under any award will not be returned to the 2022 Plan and will not become available for future distribution under the 2022 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2022 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2022 Plan. To the extent an award under the 2022 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2022 Plan. Notwithstanding the foregoing and, subject to adjustment as provided in the 2022 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Code and regulations promulgated thereunder, any shares that become available for issuance under the 2022 Plan in accordance with the foregoing.

Plan Administration

One or more committees appointed by our Board will administer the 2022 Plan. Initially, the Compensation Committee shall administer the 2022 Plan. In addition, if the Company determines it is desirable to qualify transactions under the 2022 Plan as exempt under Rule 16b-3 of the Exchange Act, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2022 Plan, the administrator has the power to administer the 2022 Plan and make all determinations deemed necessary or advisable for administering the 2022 Plan, including the power to determine the fair market value of our common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2022 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2022 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2022 Plan, rules and regulations relating to sub-plans established for the purpose of facilitating compliance with applicable non-U.S. laws, easing the administration of the 2022 Plan and/or for qualifying for favorable tax treatment under applicable non-U.S. laws, in each case as the administrator may deem necessary or advisable and modify or amend each award (subject to the provisions of the 2022 Plan), including the discretionary authority to extend the post-termination exercisability period of awards and to extend the maximum term of an option or stock appreciation right (subject to the provisions of the 2022 Plan), to allow participants to satisfy withholding tax obligations in a manner permissible under the 2022 Plan, to authorize any person to execute on behalf of the Company any instrument required to effect the grant of an award previously granted by the administrator and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2022 Plan, other than incentive stock options, may be granted to employees (including officers and directors) of the Company or a parent or subsidiary, members of our Board, or consultants engaged to render bona fide services to the Company or a parent or subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary, provided the services (a) are not in connection with the offer or sale of securities in a capital-raising transaction, and (b) do not directly promote or maintain a market for the Company’s securities, in each case, within the meaning of Form S-8 promulgated under the Securities Act, and provided further, that a Consultant will include only those persons to whom the issuance of Shares may be registered under Form S-8 promulgated under the Securities Act.

Stock Options

Stock options may be granted under the 2022 Plan. The exercise price of options granted under the 2022 Plan generally must at least be equal to the fair market value of our common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for nine months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2022 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2022 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for nine months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2022 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2022 Plan. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2022 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2022 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of the 2022 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of our common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Awards

Performance awards may be granted under the 2022 Plan. Performance awards are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will set objectives or vesting provisions, that, depending on the extent to which they are met, will determine the value the payout for the performance awards. The administrator may set vesting criteria based on the achievement of company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the administrator in its discretion. Each performance award’s threshold, target, and maximum payout values are established by the administrator on or before the grant date. After the grant of a performance award, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance award. The administrator, in its sole discretion, may pay earned performance awards in the form of cash, in shares, or in some combination thereof.

Non-Employee Directors

The 2022 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2022 Plan. The 2022 Plan includes a maximum limit of $100,000 of equity awards that may be granted to a non-employee director in any fiscal year, increased to $200,000 in connection with his or her initial service. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with accounting principles generally accepted in the United States). Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

Non-transferability of Awards

Unless the administrator provides otherwise, the 2022 Plan generally does not allow for the transfer of awards other than by will or by the laws of descent and distribution and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2022 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2022 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2022 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2022 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2022 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs or performance awards will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiaries or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

For awards granted to an outside director, the outside director will fully vest in and have the right to exercise options and/or stock appreciation rights as to all of the shares underlying such award, including those shares which would not be vested or exercisable, all restrictions on restricted stock and RSUs will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels and all other terms and conditions met, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of its subsidiaries or parents, as applicable.

Clawback

Awards will be subject to any Company clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments or benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. The administrator may require a participant to forfeit, return or reimburse the Company all or a portion of the award or shares issued under the award, any amounts paid under the award and any payments or proceeds paid or provided upon disposition of the shares issued under the award in order to comply with such clawback policy or applicable laws.

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2022 Plan provided such action does not impair the existing rights of any participant. The 2022 Plan automatically will terminate on August 15, 2032, unless it is terminated sooner.

Equity Compensation Plan Information

As of December 31, 2022, there were no grants made under the 2022 Plan.

Executive Compensation Philosophy

Our Compensation Committee determines the compensation given to our executive officers in its sole determination. Our Compensation Committee reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies.

Incentive Bonus

The Compensation Committee may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Compensation Committee believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock-Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy, we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our compensation committee.

Director Compensation

We did not pay any board of directors compensation during the fiscal year ending December 31, 2022.

Director Compensation Program

During the 2022 fiscal year, we did not have a formal policy to compensate our independent directors and did not pay any cash compensation to any of our non-employee directors. In 2023, we intend to implement a formal policy pursuant to which our independent directors will be eligible to receive the following cash retainers and equity awards:

Annual Retainer for Board Membership
Annual service for board of directors	$35,000

Additional Annual Retainer for Committee Membership
Annual service as a member of the audit committee (other than chair)	$7,500
Annual service as chair of the audit committee	$12,000
Annual service a member of the compensation committee (other than chair)	$5,000
Annual service as chair of the compensation committee	$10,000
Annual service as member of the nominating and corporate governance committee (other than the chair)	$4,000
Annual service as chair of the nominating and corporate governance committee	$8,000

Our policy will provide that, upon initial election to our board of directors, each non-employee director will automatically be granted a restricted stock unit (“RSU”) grant with a value of $100,000, or the Initial Grant, based on the closing price of our common stock on the date of grant (or with respect to the initial grant to our initial non-employee directors, based on $5.00), to vest in equal annual installments over three years subject to continued service as a director through each applicable vesting date. Furthermore, on the date of each of our annual meeting of stockholders each non-employee director who will continue as a non-employee director following such meeting (other than any such director who received an Initial Grant within the immediately preceding three months) will be automatically granted an RSU grant with a value of $100,000, or the Annual Grant, based on the closing price of our common stock on the date of grant, to vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date.

The Initial Grant and Annual Grant shall accelerate and vest in full upon a Sale Event as defined in our 2022 Plan. Employee directors will receive no additional compensation for their service as a director.

We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof.

Outstanding Equity Awards at Fiscal Year-End

On December 6, 2022, the Company granted 40,000 restricted stock units to a consulting firm controlled by Martin Scott, our Chief Financial Officer, that will vest 12 months after the Listing Date and will be converted to 40,000 shares of our common stock and issued upon vesting,

There were no other outstanding equity awards as of December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2023 with respect to the holdings of (1) each person, or group of affiliated persons, who is the beneficial owner of more than 5% of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 30, 2022 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

Our calculation of the number of shares and percentage of beneficial ownership is based on 14,241,541 shares of common stock outstanding as of March 30, 2023.

Name and Address of Beneficial Owner(1)	Title	Number		Percent
Officers and Directors
Maximiliano Ojeda	Chief Executive Officer, Chairman	3,965,610	(2)	27.8%
Virginia Hilfiger	Director, Chief Design Officer	3,965,610	(3)	27.8%
Julian Groves	Director, Chief Operating Officer	689,780	(4)	4.8%
Vincent Ottomanelli	Chief Financial Officer	40,000	(5)	*
Matt Harward	Chief Marketing Officer	—		—
Salima Popatia	Director
Paul Wahlgren	Director
Nicole Fernandez-McGovern	Director
Obie McKenzie	Director

All Officers and Directors as a Group (total of 9 persons)		8,661,000		60.8%

5% Beneficial Owners of a Class of Voting Stock
Maximiliano Ojeda		3,965,610		27.8%
Virginia Hilfiger		3,965,610		27.8%

*	Less than 1%

(1)	Except as noted below, the address for all beneficial owners in the table above is c/o MGO Global Inc., 1515 SE 17th Street, Suite 121/#460596, Fort Lauderdale, Florida 33346.
(2)	Includes 394,000 shares of our common stock owned by MGOTEAM LLC of which Maximiliano Ojeda, our CEO, shares control over voting and disposition with Virginia Hilfiger
(3)	Includes 394,000 shares of our common stock owned by MGOTEAM LLC of which Virginia Hilfiger, our Chief Design Officer control over voting and disposition with Virginia Hilfiger
(4)

Includes 150,000 shares of our common stock that are beneficially owned by Globally Digital Ltd., a company owned and controlled by our Chief Operating Officer, Julian Groves. The address of Mr. Groves is c/o Globally Digital Ltd, 3 Hertford Avenue, East Sheen, London, SW14 8EF.

(5)	Consists of 40,000 shares of our common stock underlying vested options granted to Vincent Ottomanelli pursuant to the Ottomanelli Agreement.

Equity Compensation Plan Information

As of December 31, 2022, there was no effective equity incentive plan that has been adopted by the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company borrowed $45,556 from and repaid $24,976 to the Company’s officers, Maximiliano Ojeda and Virginia Hilfiger, for the year ended December 31, 2022. The Company borrowed from these Company officers $72,877 and repaid them $25,500 for the year ended December 31, 2021. These borrowings do not have a fixed maturity date or stated rate of interest. As of December 31, 2022 and December 31, 2021, the balance of loans payable to the Company’s officers was $123,850 and $103,270, respectively.

During the year ended December 31, 2022 and 2021, related party imputed interest was $13,420 and $10,518, respectively. The imputed interest was recorded as interest expense and an increase in additional paid-in capital based on a rate of 12%.

For the year ended December 31, 2022 and 2021, the Company owed reimbursement of ecommerce expenses of $10,378 and $0 respectively, to Julian Groves, our Chief Operating Officer and Director.

For the year ended December 31, 2022 and 2021, the Company recorded $14,400 and $14,568 respectively, in month to month rent expense, to Virginia Hilfiger, our Chief Design Officer and Director.

The accounts payable owed to related parties as of December 31, 2022 and December 31, 2021 was $4,532 and $36,178, respectively.

The accrued payroll owed to our Chief Executive Officer, Chief Design Officer and Chief Operating Officer as of December 31, 2022 and December 2021 was $746,050 and $298,297, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table reflects fees billed to our Company by our independent auditor, BF Borgers CPA PC, for the years ended December 31, 2022 and December 31, 2021:

	2022	2021
Audit Fees	$52,500	$15,000
Audit-Related Fees	16,750	6,750
Tax Fees	-	-
All Other Fees	55,000	-
Total	$124,250	$21,750

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit and non-audit services permitted by law or applicable SEC regulations (including fee and terms of engagement) to be performed by our external auditor.

All of the services provided above under the caption “Audit-Related Fees” were approved by our Board of Directors or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation dated August 29, 2022
3.2*	Amended and Restated Bylaws of MGO Global Inc.dated December 28, 2022
4.1*	Form of Representative's Warrant in connection with the Company’s initial public offering
4.2*	Form of Warrant issued to investors in private placement
4.3*	Form of Placement Agent Warrant issued in first private placement
4.4*	Form of Placement Agent Warrant issued in second private placement
10.1†† *	Trademark License Agreement between MGOTEAM 1 LLC and Leo Messi Management SL dated November 20, 2021
10.2† *	Form of 2022 Equity Incentive Plan
10.3† *	Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated July 19, 2022
10.4† *	Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated July 19, 2022
10.5† *	Executive Employment Agreement between MGO Global Inc. and Julian Groves dated July 19, 2022
10.6† *	Executive Employment Agreement between MGO Global Inc. and Matt Harward dated October 13, 2022
10.7† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022
10.8† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022
10.9† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022
10.10† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Matt Harward dated October 24, 2022
10.11*	Form of Subscription Agreement for first private placement
10.12*	Form of Subscription Agreement for second private placement
10.13†*	Consulting Services Agreement between MGO Global Inc. and Martin Scott dated December 6, 2022
10.14†*	Amended and Restated Independent Contractor Agreement between MGO Global Inc. and Vincent Ottomanelli dated December 2, 2022
10.15*	Equity Joint Venture Contract dated August 29, 2019 among Shanghai Celebrity Import and Export Co., LTD. and MGOTEAM LLC
10.16**	Letter of Intent for acquisition of certain assets of Stand Co, LLC by MGO Global Inc., dated March 13, 2023
14.1*	Code of Ethics and Business Conduct
21.1*	List of Subsidiaries
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-268484), filed with the SEC on December 30, 2022.

†	Executive compensation plan or arrangement.

††	portions were redacted.

 ** Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2023.

*** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGO GLOBAL INC.

Dated: March 31, 2023	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: March 31, 2023	By:	/s/ Vincent Ottomanelli
Vincent Ottomanelli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Maximiliano Ojeda	Chairman of the Board and Chief Executive Officer	March 31, 2023
Maximiliano Ojeda	(Principal Executive Officer)

/s/ Vincent Ottomanelli	Chief Financial Officer	March 31, 2023
Vincent Ottomanelli	(Principal Financial and Accounting Officer)

/s/ Virginia Hilfiger	Director	March 31, 2023
Virginia Hilfiger

/s/ Julian Groves	Director	March 31, 2023
Julian Groves

/s/ Nicole Fernandez-McGovern	Director	March 31, 2023
Nicole Fernandez-McGovern

/s/ Obie McKenzie	Director	March 31, 2023
Obie McKenzie
/s/ Salima Popatia	Director	March 31, 2023
Salima Popatia
/s/ Paul Wahlgren	Director	March 31, 2023
Paul Wahlgren

76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of MGO Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGO Global, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as auditor since 2022

Lakewood, CO

March 31, 2023

MGO GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2022	2021
Assets		(Restated)
Current assets:
Cash	$113,952	$87,922
Accounts receivable	101,837	3,285
Other current assets	7,864	9,339
Prepaid royalty expense	147,769	401,330
Inventory	69,546	68,406
Total current assets	440,968	570,282
Total assets	$440,968	$570,282

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$648,129	$272,401
Accounts payable - related party	22,533	36,178
Accrued liabilities	52,540	225,894
Accrued payroll	746,050	298,297
Other current liabilities	13,634	13,634
Current portion of loan payable	10,793	13,768
Loan payable - related parties	123,850	103,270
Total current liabilities	1,617,529	963,442

Loan payable	–	20,847
Total liabilities	1,617,529	984,289

Commitments and contingencies	–	–
Stockholders' equity (deficit):
Common stock, par value $0.00001, authorized 20,000,000 shares; 11,689,230 and 9,593,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	117	96
Additional paid in capital	4,963,340	2,866,558
Accumulated deficit	(5,796,636)	(3,213,690)
Total MGO stockholders' equity (deficit)	(833,179)	(347,036)
Non-controlling interest	(361,382)	(66,971)
Total stockholder’s deficit	(1,194,561)	(414,007)
Total liabilities and stockholders' equity (deficit)	$440,968	$570,282

The accompanying notes are an integral part of these consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021
Sales, net	$1,048,012	$880,340
Cost of goods sold	337,631	392,407
Gross profit	710,381	487,933

Operating expenses:
Royalty expenses	1,273,105	180,246
Rent expense - related party	15,026	14,568
Professional fees	509,853	5,670
Selling, general and administrative expenses	1,402,106	745,554
Total operating expenses	3,349,346	1,407,192

Operating loss	(2,638,965)	(919,259)

Other (income) expenses:
Finance charges	236,231	103,987
PPP loan forgiveness	-	(41,600)
Other expense, net	2,161	4,249
Total other (income) expenses	238,392	66,636

Loss before income taxes	(2,877,357)	(985,895)

Provision for income taxes	-	-
Net loss	$(2,877,357)	$(985,895)
Less: net loss attributable to non-controlling interest	(294,411)	(79,569)
Net loss attributable to MGO stockholders	(2,582,946)	(906,326)

Basic and diluted weighted average shares outstanding	10,542,419	10,019,110

Basic and diluted net loss per share to MGO stockholders	$(0.25)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

							Total MGO		Total
					Additional		Stockholder's	Non-	Stockholder's
	Common Stock		Preferred Shares		Paid-In	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)	Interests	(deficit)
Balance at December 31, 2020	8,818,000	$88	-	$-	$2,022,515	$(2,307,364)	$(284,762)	$-	$(284,762)

Share issuance for cash	775,000	8	-	-	659,092	-	659,100	-	659,100
Stock compensation expense	-	-	-	-	132,814	-	132,814	-	132,814
Warrants issued for financing expenses	-	-	-	-	54,217	-	54,217	-	54,217
Imputed interest	-	-	-	-	10,519	-	10,519	-	10,519
Sale of subsidiary as non-controlling interest	-	-	-	-	(12,598)	-	(12,598)	12,598	-
Net loss	-	-	-	-	-	(906,326)	(906,326)	(79,569)	(985,895)
Balance at December 31, 2021	9,593,000	$96	-	$-	$2,866,559	$(3,213,690)	$(347,036)	$(66,971)	$(414,007)

Share issuance for cash	1,925,000	19	-	-	1,712,545	-	1,705,928	-	1,712,564
Stock compensation expense	141,230	1	-	-	141,730	-	141,731	-	141,731
Stock issued to settle accounts payable	30,000	0			30,000	-	30,000	-	30,000
Capital contributions by founders	-	-	-	-	15,400		15,400		15,400
Warrants issued for financing expenses	-	-	-	-	183,686	-	183,686	-	183,686
Imputed interest	-	-	-	-	13,420	-	13,420	-	13,420
Net loss	-	-	-	-	-	(2,582,946)	(2,564,946)	(294,411)	(2,877,357)
Balance at December 31, 2022	11,689,230	$117	-	$-	$4,963,340	$(5,796,636)	$(815,179)	$(361,382)	$(1,194,561)

The accompanying notes are an integral part of these consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31, 2022	For the Years Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(2,877,357)	$(985,895)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest	13,420	10,519
Stock compensation expenses	141,731	132,814
Warrants issued for financing expenses	183,686	54,217
Stock issued to settle accounts payable	30,000	-
Loan forgiveness - PPP	-	(41,600)
Net changes in operating assets & liabilities:
Accounts receivable	(98,552)	7,475
Inventory	(1,140)	130,078
Prepaid royalty expense	253,561	(401,330)
Other current assets	1,475	-
Accounts payable – related party	(31,645)	26,633
Accrued payroll	447,753	213,000
Accounts payable and accrued liabilities	235,774	84,267
Net cash used in operating activities	(1,683,293)	(769,822)

Cash flows from financing activities:
Shares issued for cash	1,712,564	659,100
Proceeds from loans payable - related party	45,556	72,877
Repayments of loans payable related party	(24,976)	(25,500)
Repayment of loans payable	(48,822)	(15,385)
Proceeds from loans payable	25,000	50,000
Net cash provided by financing activities	1,709,323	39,542

Net increase (decrease) in cash	26,030	(28,730)
Cash at beginning of period	87,922	116,652
Cash at end of period	$113,952	$87,922

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MGO GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1 - ORGANIZATION AND OPERATIONS

MGO Global, Inc. (“MGO”, “we”, “us”, “our”, or the “Company”) was formed on December 6, 2021, which operates through its subsidiary, MGOTEAM 1 LLC that designs, manufactures, licenses, distributes, advertises and sells a range of products under the soccer legend Lionel (‘Leo”) Messi brand, “The Messi Brand”. The Messi Brand is a premium lifestyle brand with a sporty edge; products are primarily marketed and sold on the Company’s ecommerce site, found at www.themessistore.com.

On October 29, 2018, the Company entered into a Trademark License Agreement with Leo Messi Management SL (“LMM”). LMM granted the Company a worldwide non-exclusive license in order to use Leo Messi’s Trademarks with the purpose of developing, manufacturing, trading and promoting The Messi Brand products.

On November 20, 2021, the Company entered into a Trademark License Agreement with LMM to have the worldwide license to use Leo Messi’s Trademarks for the purpose of developing, manufacturing, marketing, and promoting The Messi Brand products. The Company is to pay LMM an amount of minimum guaranteed royalties totaling Four Million Euros (4,000,000 €), net of taxes with the last payment due on November 15, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

MGOTEAM 1, LLC (“MGO LLC”) was formed on October 11, 2018, and the Company entered into a Rollover Agreement by and among MGO LLC and members of MGO LLC on December 6, 2021. All of the members of MGO LLC, except for one member who owns a 11.82% membership interest in MGO LLC, exchanged all of their membership interests in MGO LLC for 8,818,000 shares of MGO’s common stock. The sole MGO LLC member which did not rollover his 11.82% membership interest in MGO LLC to MGO Global Inc. as of December 6, 2021 was due to the fact that the Company exhausted all reasonable means to locate and/or contact the member and has yet to locate him. Efforts are still ongoing to locate and contact the MGO LLC member.

We account for that remaining minority interest in MGO LLC as non-controlling interest. Both the Company and MGO LLC were under common control, the series of contractual arrangements between the Company and MGO LLC on December 6, 2021 constituted a reorganization under common control and are required to be retrospectively applied to the consolidated financial statements at their historical amounts. The consolidated financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods. This includes a retrospective presentation for all equity related disclosures, including issued shares and earnings per share, which have been revised to reflect the effects of the reorganization in accordance with ASC 250 as of December 31, 2021 and 2020. ASC 250 requires that a change in the reporting entity from reorganization entities under common control, be retrospectively applied to the financials statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity of the transaction occurred.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used for joint ventures and investments in Shanghai Celebrity International Trading Co., Ltd (SCIT) which the Company has significant influence but does not have effective control.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the footnotes thereto. Actual results could differ from those estimates. It is reasonably possible that changes in estimates will occur in the near term.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. As of December 31, 2021 and December 31, 2020, the Company had no allowance for accounts receivable.

Inventory

Inventory consists of raw materials and finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated net realizable value.

Prepaid Royalty Expense

The Company paid 500,000€ every five months according to the Trademark License Agreement payment schedule with LMM signed on November 20, 2021. The Company records each installment payment as prepaid expense and amortized over the license period granted by LMM. See Note10.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenue transactions associated with the sale of the Leo Messi Brand products, comprise a single performance obligation, which consists of the sale of products to customers either through direct wholesale or online sales through our website www.themessistore.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon shipment. The transactions price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 30 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for direct wholesale and online transactions.

The Company sold our product directly to consumers via ecommerce site we operate and our mobile app and to wholesale customers. All our products are related to The Messi Brand.

For the year ended December 31, 2022, the Company sold $941,581 directly to consumers via our website and $106,431 to wholesale customers.

For the year ended December 31, 2021, the Company sold $778,571 directly to consumers via our website and $101,769 to wholesale customers.

Non-controlling interest

One member did not rollover his 11.82% membership interest from MGO LLC to MGO as of December 6, 2021 due to the fact that the Company exhausted all reasonable means to locate and/or contact the member and has yet to locate him. Efforts are still ongoing to locate and contact the member. According to ASC 810-10-45-22 through 810-10-45-24, carrying amount of the NCI will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in equity/APIC and attributed to the equity holders of the parent in accordance with ASC 810-10-45-23. The Company accounted for this portion of shares as non-controlling interest as of December 6, 2021 for $12,598. See Note 9. The Company recorded non-controlling interest of $(294,411) from the net loss for the year ended December 31, 2022.

Foreign currency

For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in the statements of operations as finance charges.

Segment Reporting

The Company has one reportable segment which sells a range of products under the soccer legend Lionel (‘Leo”) Messi brand, “The Messi Brand.” The chief operating decision maker is responsible for allocating resources and assessing performance and obtains financial information, being the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flow, about the Company as a whole.

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances for its deferred tax assets when evidence suggests it is unlikely that the assets will be fully realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. The Company did not expect the adoption will have any significant impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 3 – LIQUIDITY

 The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2022, the Company had a cash balance of $113,952 and working capital of $(1,176,561). The Company reported a net increase in cash for the year ended December 31, 2022 of $26,030. On January 18, 2023 the Company received proceeds from the sale of common stock of $7,239,855. The proceeds were used for working capital purposes, inventory, and operating expenses.

On January 18, 2023, the Company completed an initial public offering (“IPO”) and sold 1,725,000 shares of its common stock at a price to the public of $5.00 per share for gross proceeds of $8,625,000. The Company received net proceeds of $7,239,855 which is net of offering expenses of $1,385,145. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. The Company believes that its existing working capital and its future cash flows from operating activities will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

NOTE 4 – INVENTORY

As of December 31, 2022 and December 31, 2021, inventory amounted to $69,546 and $68,406, respectively.

	December 31, 2022	December 31, 2021
Finished goods	$69,546	$68,406
Total	$69,546	$68,406

NOTE 5 - JOINT VENTURE

On August 29, 2019, the Company entered into an Equity Joint Venture Contract with Shanghai Celebrity International Trading Co., Ltd (SCIT) and invested $500,000 as a 40% shareholder of the joint venture. The term of the agreement is for (20) twenty years commencing from the Establishment Date on August 29, 2019. Per the Equity Joint Venture Contract, SCIT is to engage in the sale and distribution of MGO Products and/or other commercial products within the Territory (PRC, Hong Kong S.A.R., Macau S.A.R., Taiwan, and Singapore). The Company will be responsible for formulating business strategy and SCIT will be responsible for assisting the joint venture to apply for and being granted all necessary approvals, permits, certificates, licenses required from the relevant government authorities. Per the preferred membership interest purchase agreement, MGO will receive $2 million from SCIT. As of December 31, 2021 the Company received $1,995,000 from SCIT for 12% of MGO LLC membership units. The Company was obligated and re-invested $500,000 from the proceeds of $2 million to this Joint Venture with SCIT.

On August 29, 2019, the Company entered into a License Agreement with Shanghai Celebrity International Trading Co., Ltd. for the use of Leo Messi trademarks and service marks.

For the years ended December 31, 2022, 2021 and 2020, the Company did not receive any royalty from SCIT. Also, the Company initially recorded the $500,000 in the joint venture as equity investment since the Company only has 40% ownership, SCIT controlled the majority of the board, and the Company has no obligations to absorb the losses. As of December 31, 2020, the Company impaired the entire $500,000 investment in the joint venture because no business cooperation and communication exists between the Company and SCIT since 2020, despite the Company’s unsuccessful efforts to locate and contact SCIT. We do not expect any resumption of the operations of the joint venture. The Company does not expect to receive any of the royalties from this joint venture. Nevertheless, the Company will continue to use all reasonable means and methods to locate the principal of SCIT, which, to date, have proven unsuccessful.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (INCLUDING RELATED PARTIES)

Accounts payable and accrued liabilities were $592,564 and $498,295 as of December 31, 2022 and December 31, 2021, respectively. Accounts payable are mainly payables to vendors and accrued liabilities consists of mainly credit card payable and sales and VAT tax payable.

	December 31,	December 31,
	2021	2022
Accounts payable	$275,551	$142,489
Warehouse rent payable	78,673	74,172
Legal payable	316,438	240,634
Accrued liabilities	52,540	77,178
Total accounts payable and accrued liabilities:	$723,202	$534,473

NOTE 7 – LOAN PAYABLE

On May 8, 2020, the Company received $41,600 of proceeds from a note payable issued under either the Small Business Administration "the SBA" Paycheck Protection Program ("PPP") under section 7(a)(36) of the Small Business Act or the SBA's Paycheck Protection Program Second Draw Loans under Section 7(a)(37) of the Small Business Act. The note matures in two years and bears interest at 1% per year. In April 2021 our PPP Loan was forgiven by the SBA in its entirety. The forgiveness was accounted for as other income which resulted in a gain of $41,600 recorded in our statement of operations.

On July 30, 2021, the Company entered into a loan with PayPal with an interest rate of 6.79% and principal balance of $25,000 and monthly payment of $560 over the term of the loan. This loan will mature on November 30, 2025. This loan principal and accrued interest have been paid off as of December 30, 2022.

On September 10, 2021, the Company entered into a loan with PayPal with an interest rate of 9.16% and principal balance of $25,000 and monthly payment of $588 over the term of the loan. This loan will mature on January 10, 2026. This loan principal and accrued interest have been paid off as of December 30, 2022.

On May 25, 2022, the Company entered into a loan with PayPal with an interest rate of 6.51% and principal balance of $25,000 and monthly payment of $539 over the term of the loan. This loan will mature on May 25, 2023. The Company paid principal balance of $14,207 and incurred $2,513 interest during the year ended December 31, 2022. The balance as of December 31, 2022 of this loan was $10,793.

	December 30, 2022	December 31, 2021
Current portion of loans payable	$10,793	$-
Non-current portion of loans payable	$-	$-

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company borrowed $45,556 and paid $24,976 from our Chairman and CEO, Maximiliano Ojeda, for the year ended December 31, 2022. The Company borrowed from Mr. Ojeda $72,877 and paid $25,500 for the year ended December 31, 2021. This borrowing does not have a fixed maturity date or stated rate of interest. As of December 31, 2022 and December 31, 2021, the balance of loans payable to Mr. Ojeda is $123,850 and $103,270, respectively.

During the years ended December 31, 2022 and 2021, related party imputed interest was $13,420 and $10,519, respectively. The imputed interest was recorded as interest expense and an increase in additional paid-in capital based on a rate of 12%.

For the years ended December 31, 2022 and 2021, the Company recorded $10,378 and $0 respectively, in e-commerce expenses paid directly by Julian Groves, our Chief Operating Officer and Director.

For the years ended December 31, 2022 and 2021, the Company recorded $14,400 and $14,568 respectively, in month-to- month rent expense paid directly by Virginia Hilfiger, our Chief Design Officer and Director.

The accounts payable owed to a related party as of December 31, 2022 and December 31, 2021 was $22,533 and $36,178, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

MGOTEAM 1, LLC (“MGO LLC”) was formed on October 11, 2018, and the Company entered into a Rollover Agreement by and among MGO Global, Inc. and members of MGO LLC on December 6, 2021. The members of MGO LLC exchanged all of their membership interests with the Company in exchange for 8,818,000 shares of the Company’s common stock. The remaining 11.82% of MGO LLC’S membership unit from SCIT did not rollover to MGO Global Inc. due to the fact that, despite all reasonable means and methods to locate and contact SCIT, SCIT could not be found or contacted. Therefore, we have accounted for this 11.82% as non-controlling interest. Also, one of the original members of MGO LLC is entitled to receive an additional 200,000 shares of common stock if he meets criteria listed in his grant letter. The stockholder’s equity is retroactively restated to reflect the Rollover Agreement on December 6, 2021.

For the year ended December 31, 2021, the Company issued 775,000 shares with net proceeds of $659,100 from Pre-IPO funding.

For the year ended December 31, 2022, the Company issued 1,925,000 shares with net proceeds of $1,712,564 from Pre-IPO funding.

For the year ended December 31, 2022, the Company issued 141,230 shares to consultants for services at fair value of $141,731.

For the year ended December 31, 2022, the Company issued 30,000 shares to a consultant for services at fair value of $30,000.

Warrants

For the year ended December 31, 2021, the Company issued a total of 54,250 five-year warrants to Boustead Securities, LLC, an investment banking firm, with an exercise price of $1.00 per share. Upon the issuance of the warrant as compensation for its services as an investment banker, the warrant was categorized as equity and the fair value of $54,217 was recorded as finance expense.

For the year ended December 31, 2022, the Company issued five-year warrants to purchase 883,750 shares of its common stock in a pre-IPO private placement with an exercise price of $1.00 per share. Upon the issuance of the warrants in connection with the private placement, the warrant was categorized as equity and the fair value of $183,686 was recorded as finance expense.

The following is a summary of warrant activity.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	54,250	$1.00	3.98	$—
Issued	883,750	1.00	4.74	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding, December 31, 2022	938,000	$1.00	4.70	$—
Exercisable, December 31, 2022	938,000	$1.00	4.70	$—

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

For the year
ended
December 31,
2022
Expected term	5 years
Expected average volatility	328% - 339%
Expected dividend yield	-
Risk-free interest rate	1.76% - 2.89%

For the year
ended
December 31,
2021
Expected term	5 years
Expected average volatility	340%
Expected dividend yield	-
Risk-free interest rate	1.23%

NOTE 10 –PREPAID ROYALTY EXPENSE

On October 29, 2018, the Company entered into a Trademark License Agreement with Leo Messi Management SL (LMM) to have the right to license the Licensed Mark. Both parties agreed to cancel the original Trademark License Agreement due to COVID-19 in 2021 and both parties were released from the obligations and responsibilities under the original Trademark License Agreement. The Company recorded the actual royalty expense paid on or before the new agreement in November 2021 since both parties agreed to waive the original payment schedule in the 2018 Trademark License agreement.

On November 20, 2021, the Company entered into a Trademark License Agreement with Leo Messi Management SL (LMM) to have the worldwide license to use Leo Messi’s Trademarks for the purpose of developing, manufacturing, marketing, and promoting products under the Company’s “The Messi Brand.” The Company is to pay LMM a minimum guaranteed amount of royalties in installments, amounting to Four Million Euros (4,000,000 €), net of taxes, with the final payment due on November 15, 2024.

The Company recorded $1,273,105 and $180,246 royalty expense for the year ended December 31, 2022 and 2021, respectively. The prepaid expense as of December 31, 2022 and December 31, 2021 was $147,769 and $401,330, respectively.

The following table presents the future royalty payments of the Trademark License Agreement based on exchange rate as of December 31, 2022:

Fiscal year ending December 31,	Amount
2023	1,069,000	(1,000,000€)
2024	1,603,500	(1,500,000€)
Total	2,672,500	(2,500,000€)

NOTE 11 – INCOME TAXES

At December 31, 2022 and 2021, the Company’s deferred income tax assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Net operating loss carryforwards	$632,385	$49,365
Total deferred tax asset	632,385	49,365
Less: valuation allowance	(632,385)	(49,365)
Total deferred tax asset	-	-
Total deferred tax liabilities	-	-
Net deferred tax asset (liabilities)	$-	$-

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 5.5% in 2022 and 3.5% in 2021, and the income tax net expense included in the consolidated statements of operations for the year ended December 31, 2022, and 2021 is as follows:

	December 31, 2022	December 31, 2021
Loss for the year	$2,877,356	$289,291
Permanent difference and others	(101,074)	(54,217)
Change in valuation allowance	2,776,282	235,074
Income tax expense per books	$-	$-

The valuation allowance increased by $583,019 during the year ended December 31, 2022, as a result of the Company’s net operating losses for the year ended December 31, 2022. The Company has net operating loss carryforwards of approximately $2,776,282 for both U.S. federal and state tax purposes as of December 31, 2022. Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The Company has not recorded any income tax expense or benefit in the consolidated statements of operations for the years ended December 31, 2022 and 2021, due to the benefit of net operating losses in these periods and the Company’s change during 2021 to a C corporation from a limited liability company that was disregarded for federal and state income tax purposes.

The reconciliation between the federal statutory income tax rate of 21% to the Company’s effective tax for the periods presented is as follows:

	Year Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Federal provision at statutory rate	$(604,245)	21.0%	$(60,751)	21.0%
State income taxes	-	0%	-	0%
Non-deductible expenses	21,226	(0.7%)	11,386	(4%)
Change in valuation allowance	583,019	(20.3%)	49,365	(17%)
Effective tax rate	$-	0.0%	$-	0.0%

The Company’s effective tax rates differ from the federal statutory rate primarily due to the establishment of a valuation allowance.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company classifies income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2022 and 2021.

In the normal course of business, the Company is subject to examination by taxing authorities, for which the Company’s major tax jurisdictions are the United States and various states for their first year tax return filed for the year ended December 31, 2021.

Note 12 – Risks and Uncertainties

During the year ended December 31, 2021, global financial markets have experienced and may continue to experience significant volatility resulting from the spread of a novel coronavirus known as COVID-19. The outbreak of COVID-19 has resulted in travel and border restrictions, quarantines, and general market uncertainty. The extent of the future impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on the Company’s customers, employees and vendors, which cannot be determined at this time.

The Company is subject to credit, liquidity, and market risks, as well as other payment-related risks such as risks associated with the fraudulent use of credit or debit cards and customer banking information, which could have adverse effects on our business and revenues due to chargebacks from customers.

NOTE 13 – SUBSEQUENT EVENTS

On January 12, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, as representative of the underwriters, relating to the Company’s initial public offering (the “Offering”) of 1,725,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (“common stock”), which included the exercise by the underwriters in full of the over-allotment option to purchase an additional 225,000 shares of the Company’s common stock, at an Offering price of $5.00 per share. Pursuant to the Underwriting Agreement, in exchange for the Representative’s firm commitment to purchase the Shares, the Company agreed to sell the Shares to the Representative at a purchase price of $4.65 (93% of the public offering price per Share of $5.00) and issue the underwriters three year warrants to purchase an aggregate of 86,250 shares of the Company’s common stock, which is equal to five percent (5%) of the Shares sold in the Offering. Such warrants have an exercise price of $6.25, which is equal to 125% of the Offering price (the “Warrant").

The Shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-268484), as amended (the “Registration Statement”), and filed with the Securities and Exchange Commission (the “Commission”) and the final prospectus filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective by the Commission on January 12, 2023. The closing of the Offering for the Shares took place on January 18, 2023. Aggregate gross proceeds from the closing were $8,625,000, which included 225,000 shares sold by the Company upon the exercise by the underwriters of the over-allotment option in full. After deducting the underwriting commissions, discounts, and offering expenses, the Company received net proceeds of approximately $7,239,855. The Company intends to use the net proceeds from the Offering for team expansion, marketing, general and administrative corporate purposes, including working capital and capital expenditures.

On January 13, 2023, in connection with the Offering, the Company commenced trading on The Nasdaq Capital Market under ticker symbol “MGOL.” ‘

In January 2023, the Company issued 700,000 shares to the Pre-IPO funding investors from the exercise of their warrants.

In January 2023, the Company issued 127,311 shares to Boustead Securities, LLC from the exercise of their warrants.

On February 20, 2023, we signed a renewable one-year lease for a building located at 813 NE 17th Terrace, Fort Lauderdale, Florida 33304, providing for approximately 2,300 square feet of space for office use by our executives and personnel based in South Florida.

On March 13, 2023, we obtained a royalty free, worldwide and exclusive license (the “License”) to the use of certain assets of Stand Co., LLC (“Stand”) for all purposes in exchange for payment of $1.00 by the Company. The License was entered into in connection with a potential acquisition by the Company of the assets related to the License. The term of the License commenced on March 15, 2023 and shall expire on the earlier of: 1) May 12, 2023, or 2) the date when the Company and Stand sign the definitive agreement for the acquisition of the assets. Licensed assets include all rights to all stock keeping units (“SKU”) of Stand sold under the names: “Roosevelt Premium 25ft Telescoping Flag Pole Kit,” “20FT Telescoping Flag Pole Kit” and “LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to a brand name “Stand Flagpoles,” domain and website standflagpoles.com, the Meta pages associated with “Stand Flagpoles” brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook Assets & Accounts; all historical digital and non-digital assets; and customer database since inception.

