Form 10-Q
period 2023-03-31
MGO Global Inc.
filed 2023-05-15
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41592

MGO GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3929852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 SE 17th Street, Suite 121/#460596, Ft Lauderdale, Fl	33346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 913-3316

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	MGOL	The Nasdaq Stock Market LLC

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

As of May 12, 2023, there were 14,241,541 shares of common stock, par value $0.00001 per share, issued and outstanding.

MGO GLOBAL INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects and events outside of our control, such as natural disasters, wars, epidemics or pandemics. Forward-looking statements often include words such as “anticipates,” “believes,” “could,” “forecast,” “estimates,” “expects,” “suggest,” “hopes,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “targets,” “projects,” “projections,” “should,” “could,” “will,” “would” or the negative of these terms or other similar expressions.

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

Set forth below in Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2023 are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors listed above or identified elsewhere in this Quarterly Report and in our Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements. You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports filed on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGO GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,397,340	$113,952
Accounts receivable	23,483	101,837
Related party receivable, net	4,197	-
Other current assets	15,364	7,864
Prepaid royalty expense	373,601	147,769
Prepaid expenses	965,860	-
Inventories	51,428	69,546
Total current assets	6,831,273	440,968

Property and equipment, net	127,265	-
Total assets	$6,958,538	$440,968

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	694,424	648,129
Accounts payable - related party	-	22,533
Accrued liabilities	113,301	52,540
Accrued payroll	224,763	764,050
Other current liabilities	13,634	13,634
Current portion of loan payable	4,748	10,793
Loan payable – related parties	-	123,850
Total current liabilities	1,050,870	1,635,529

Total liabilities	1,050,870	1,635,529

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, par value $0.00001, authorized 20,000,000 shares; 14,241,541 and 11,689,230 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	142	117
Additional paid in capital	13,285,669	4,963,340
Accumulated deficit	(6,954,692)	(5,796,636)
Total MGO stockholders’ equity (deficit)	6,331,119	(833,179)
Non-controlling interest	(423,451)	(361,382)
Total stockholder’s deficit	5,907,668	(1,194,561)
Total liabilities and stockholders’ equity (deficit)	$6,958,538	$440,968

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Sales, net	$334,701	$99,077
Cost of goods sold	134,012	31,673
Gross profit	200,689	67,404

Operating expenses:
Royalty expenses	307,883	343,997
Selling, general and administrative expenses	1,095,162	295,580
Total operating expenses	1,403,045	639,577
Operating loss	(1,202,356)	(572,173)

Other (income) expenses:
Finance charges	11,011	3,197
Gain on settlement of debt	(3,500)	-
Other (Income) expense, net	10,258	1,355
Total other (income) expenses	17,769	4,553
Loss before income taxes	(1,220,125)	(576,725)

Income tax (benefit) expense	-	-
Net loss	$(1,220,125)	$(576,725)
Less: net loss attributable to noncontrolling interest	(62,069)	(65,655)
Net loss attributable to MGO stockholders	$(1,158,056)	$(511,071)
Basic and diluted weighted average shares outstanding	13,615,928	10,934,313
Basic and diluted net loss per share to MGO stockholders	$(0.09)	$(0.05)

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

							Total MGO		Total
					Additional		Stockholder’s	Non-	Stockholder’s
	Common Stock		Preferred Shares		Paid-In	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)	Interests	(deficit)
Balance at December 31, 2021	9,593,000	$96	-	$-	$2,866,559	$(3,213,690)	$(347,036)	$(66,971)	$(414,007)
Share issuance for cash	342,500	3	-	-	288,679	-	288,682	-	288,682
Net loss	-	-	-	-	-	(511,071)	(511,071)	(65,655)	(576,725)
Balance at March 31, 2022	9,935,500	$99	-	$-	$3,155,238	$(3,724,761)	$(569,425)	$(132,626)	$(702,050)

Balance at December 31, 2022	11,689,230	$117	-	$-	$4,963,340	$(5,796,636)	$(833,180)	$(361,382)	$(1,194,561)
Share issuance for cash	1,725,000	17	-	-	7,622,337	-	7,622,354	-	7,622,354
Cashless exercise of warrants	127,311	1	-	-	(1)	-	-	-	-
Cash received from exercise of warrants	700,000	7	-	-	699,993	-	700,000	-	700,000
Net loss	-	-	-	-	-	(1,158,056)	(1,188,056)	(62,069)	(1,220,125)
Balance at March 31, 2023	14,241,541	$142	-	$-	$13,285,669	$(6,954,692)	$6,301,119	$(423,451)	$5,907,668

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,220,125)	$(576,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,349	-
Net changes in operating assets & liabilities:
Accounts receivable	78,354	(3,633)
Inventory	18,118	989
Prepaid expenses	(682,079)	-
Prepaid royalty expense	(225,832)	343,997
Other current assets	(7,500)	-
Accounts payable - related party	(22,533)	-
Accrued payroll - related party	(539,287)	-
Accounts payable and accrued liabilities	(111,852)	40,625
Net cash used in operating activities	(2,702,386)	(194,747)

Cash flows from investing activities:
Purchases of property, plant and equipment	(137,614)	-
Net cash used in investing activities	(137,614)	-

Cash flows from financing activities:
Shares issued for cash	7,622,355	288,682
Cash received from exercise of warrants	700,000	-
Payments to note payable	(64,876)	-
Repayment to loans payable	(6,044)	(20,847)
Repayment to loans payable – related parties	(128,047)	-
Borrowings from loans payable – related parties	-	1,400
Borrowings from loans payable	-	1,334
Net cash provided by financing activities	8,123,388	270,569

Net increase in cash and cash equivalents	5,283,388	75,821
Cash and cash equivalents at beginning of period	113,952	87,922
Cash and cash equivalents at end of period	$5,397,340	163,744

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

NOTE 1 - ORGANIZATION AND OPERATIONS

The Messi Store

MGO Global, Inc. (“MGO”, “we”, “us”, “our”, or the “Company”) was formed on December 6, 2021, which operates through its subsidiary, MGOTEAM 1 LLC, which designs, manufactures, licenses, distributes, advertises and sells a range of products under the soccer legend Lionel (‘Leo”) Messi brand, “The Messi Brand”. The Messi Brand is a premium lifestyle brand with a sporty edge; products are primarily marketed and sold on the Company’s ecommerce site, The Messi Store, found at www.themessistore.com.

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

Stand Flagpoles

On March 13, 2023, we obtained a royalty-free, worldwide and exclusive license (the “License”) to the use of certain assets of Stand Co., LLC (“Stand”) for all purposes in exchange for payment of $1.00 by the Company. The License was entered into in connection with a potential acquisition by the Company of the assets related to the License. The term of the License commenced on March 15, 2023 and shall expire on the earlier of: 1) May 12, 2023, or 2) the date when the Company and Stand sign the definitive agreement for the acquisition of the assets. Licensed assets include all rights to all stock keeping units (“SKU”) of Stand sold under the names: “Roosevelt Premium 25 foot Telescoping Flag Pole Kit,” “20 Foot Telescoping Flag Pole Kit” and “LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to a brand name “Stand Flagpoles,” domain and website standflagpoles.com, the Meta pages associated with “Stand Flagpoles” brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook Assets & Accounts; all historical digital and non-digital assets; and customer database since inception.

In support of our new flagpole business, we formed a wholly-owned subsidiary, Americana Liberty, LLC (“Americana Liberty”), on March 13, 2023, which was created to advertise and sell the licensed line of Stand Flagpoles and other related products, along with an expanding line of patriotic-themed products to be developed and marketed to consumers under our new Americana Liberty brand.

On May 11, 2023, we extended the License to December 31, 2023 in exchange for a 12-month consulting agreement with Jason Harward, the owner of Stand Co and nephew of Matt Harward, Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services. The services to be performed by the consultant under this agreement shall be requested in writing and agreed upon by both parties and shall be substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash or immediately available funds in the amount of $150,000 payable on September 30, 2023; (2) cash or immediately available funds in the amount of $200,000 payable no later than January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 150,000 restricted stock units of the Company issuable on May 11, 2023 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The unaudited condensed consolidated balance sheet as of March 31, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited, condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC on March 31, 2023, or the Annual Report. Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used for joint ventures and investments in Shanghai Celebrity International Trading Co., Ltd (SCIT) which the Company has significant influence but does not have effective control.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the footnotes thereto. Actual results could differ from those estimates. It is reasonably possible that changes in estimates will occur in the near term.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Cash equivalents are recorded at cost, which approximates market value. As of March 31, 2023 and December 31,2022, the Company had a $3,000,000 and $0 certificate of deposit in a financial institution with a three-month term and an interest rate of 3.92%, respectively.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. As of March 31, 2023 and December 31, 2022, the Company had no allowance for accounts receivable.

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated net realizable value.

Prepaid Royalty Expense

The Company pays 500,000€ every five months according to the Trademark License Agreement payment schedule with LMM signed on November 20, 2021. The Company records each installment payment as prepaid expense and amortized over the license period granted by LMM. See Note 11.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer	3 years
Equipment	3 years
Internal use software	3 years

Revenue Recognition

The Messi Store

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

We sold our products directly to consumers via The Messi Store ecommerce site we operate and The Messi Store mobile app and to wholesale customers.

•	For the three months ended March 31, 2023, the Company sold $308,530 directly to consumers via our website and $26,171 to wholesale and other customers.

•	For the three months ended March 31, 2022, the Company sold $62,856 directly to consumers via our website and $36,221 to wholesale and other customers.

Stand Flagpoles

Revenue transactions associated with the sale of Stand Flagpoles products, comprise a single performance obligation, which consists of the sale of products to customers through online sales through our website www.standflagpoles.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon shipment. The transactions price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment is due at the time of sale for online transactions.

Non-controlling interest

One member did not rollover his 11.82% membership interest from MGO LLC to MGO as of December 6, 2021 after the Company exhausted all reasonable means to locate and/or contact the member and has yet to locate him. Efforts are still ongoing to locate and contact the member. According to ASC 810-10-45-22 through 810-10-45-24, carrying amount of the NCI will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in equity/APIC and attributed to the equity holders of the parent in accordance with ASC 810-10-45-23. The Company accounted for this portion of shares as non-controlling interest as of December 6, 2021 for $12,598. See Note 9. The Company recorded non-controlling interest of $(62,069) and $(65,655) from the net loss for the three months ended March 31, 2023 and 2022, respectively.

Foreign Currency

For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in the statements of operations as finance charges.

Segment Reporting

The Company has two reportable segments: 1) The Messi Store, which sells a range of products under the soccer legend Lionel (‘Leo”) Messi brand, “The Messi Brand;” and 2) Stand Flagpoles, which sells a range of residential flagpoles and related products direct to consumers. The chief operating decision maker is responsible for allocating resources and assessing performance and obtains financial information, being the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flow, about the Company as a whole.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 and did have a material impact on its financial position and results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 will be effective for the Company after December 15, 2023. The Company does not expect the adoption will have any significant impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 4 - LIQUIDITY

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2023, the Company had cash and cash equivalents of $5,397,340 and working capital of $5,750,403. For the three months ended March 31, 2023, we incurred a loss from operations of $1,202,356, inclusive of $307,883 for royalty expenses and $1,095,162 for general and administrative expenses, including higher selling and digital marketing costs, payroll expenses, third-party logistics services, professional fees and rent expense for office space.  On January 18, 2023 the Company received net proceeds from the sale of common stock of $7,239,855 in connection with its initial public offering. The proceeds are being used for working capital purposes, inventory, and operating expenses.

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

NOTE 4 – INVENTORY

As of March 31, 2023 and December 31, 2022, inventory amounted to $51,428 and $69,546, respectively.

	March 31, 2023	December 31, 2022
Finished goods	$51,428	$69,546
Total	$51,428	$69,546

NOTE 5 – PREPAID EXPENSES

As of March 31, 2023 and December 31, 2022, prepaid expenses amounted to $965,860 and $0, respectively.

	March 31, 2023	December 31, 2022
Prepaid inventory	$612,226	$-
Prepaid insurance	283,781	-
Others	51,428	-
Total	$965,860	$-

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (INCLUDING RELATED PARTIES)

Accounts payable and accrued liabilities were $807,725 and $723,202 as of December 31, 2022 and December 31, 2021, respectively. Accounts payable are mainly payables to vendors and accrued liabilities consists of mainly credit card payable and sales and VAT tax payable.

	March 31, 2023	December 31, 2022
Accounts payable	$453,949	$275,551
Warehouse rent payable	21,568	78,673
Legal payable	-	316,438
Insurance payable	218,905	-
Accrued liabilities	113,303	52,540
Total accounts payable and accrued liabilities:	$807,725	$723,202

In January 2023, the Company entered into a financing agreement for D&O insurance with BankDirect at an interest rate of 6%, a principal balance of $284,775 and a monthly payment of $32,438 over the nine-month term of the promissory note. This loan will mature on May 25, 2023. The balance as of March 31, 2023 of this note payable was $218,905 and recorded under accounts payable on the balance sheet.

NOTE 7 – LOAN PAYABLE

On May 25, 2022, the Company entered into a loan with PayPal with an interest rate of 6.51% and principal balance of $25,000 and monthly payment of $539 over the term of the loan. This loan will mature on May 25, 2023. The Company paid principal balance of $6,044 during the three months ended March 31, 2023. The balance as of March 31, 2023 of this loan was $4,748.

	March 31, 2023	December 31, 2022
Current portion of loans payable	$4,748	$10,793
Non-current portion of loans payable	$-	$-

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company borrowed $45,556 from and paid $24,976 to our Chairman and CEO, Maximiliano Ojeda, for the year ended December 31, 2022. The Company borrowed $0 and paid $128,047 to Mr. Ojeda, Mr. Groves, and Ms. Hilfiger for the three months ended March 31, 2023. This borrowing does not have a fixed maturity date or stated rate of interest. As of March 31 2023 and December 31, 2022, the balance of loans payable to Mr. Ojeda, Mr. Groves and Ms. Hilfiger was $0 and $123,850, respectively.

The accounts receivable/(payable) owed to a related party as of March 31, 2023 and December 31, 2022 was $4,197 and $(22,533), respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

For the quarter ended March 31, 2022, the Company issued 342,500 shares to the Pre-IPO funding investors at net proceeds of 288,682.

On January 12, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, as representative of the underwriters, relating to the Company’s initial public offering (the “Offering”) of 1,725,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (“common stock”), which included the exercise by the underwriters in full of the over-allotment option to purchase an additional 225,000 shares of the Company’s common stock, at an Offering price of $5.00 per share. Pursuant to the Underwriting Agreement, in exchange for the Representative’s firm commitment to purchase the Shares, the Company agreed to sell the Shares to the Representative at a purchase price of $4.65 (93% of the public offering price per Share of $5.00) and issue the underwriters three year warrants to purchase an aggregate of 86,250 shares of the Company’s common stock, which is equal to five percent (5%) of the Shares sold in the Offering. Such warrants have an exercise price of $6.25, which is equal to 125% of the Offering price (the “Warrant”).

The Shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-268484), as amended (the “Registration Statement”), and filed with the Securities and Exchange Commission (the “Commission”) and the final prospectus filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective by the Commission on January 12, 2023. The closing of the Offering for the Shares took place on January 18, 2023, raising net proceeds of $7,622,355, which included 225,000 shares sold by the Company upon the exercise by the underwriters of the over-allotment option in full. The Company intends to use the net proceeds from the Offering for team expansion, marketing, general and administrative corporate purposes, including working capital and capital expenditures.

In January 2023, the Company issued 700,000 shares to the Pre-IPO funding investors from the exercise of their warrants at fair value of $1 per share.

In January 2023, the Company issued 127,311 shares to Boustead Securities, LLC as a result of the cashless exercise of their 164,475 warrants.

On January 13, 2023, in connection with the Offering, the Company commenced trading on The Nasdaq Capital Market under ticker symbol “MGOL.”

Warrants

For the year ended December 31, 2022, the Company issued five-year warrants to purchase 883,750 shares of its common stock in a pre-IPO private placement with an exercise price of $1.00 per share. Upon the issuance of the warrants in connection with the private placement, the warrant was categorized as equity and the fair value of $183,686 was recorded as finance expense.

In January 2023, the Company issued 700,000 shares to the Pre-IPO funding investors in connection with the exercise of their warrants at fair value of $1 per share.

In January 2023, the Company issued 127,311 shares to Boustead Securities, LLC as a result of the cashless exercise of their 164,475 warrants.

The following is a summary of warrant activity.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	938,000	$1.00	3.73	$—
Issued	86,250	1.00	5.00	—
Forfeited	—	—	—	—
Exercised	(864,475)	—	—	—
Outstanding, March 31, 2023	159,775	$1.00	4.38	$—
Exercisable, March 31, 2023	159,775	$1.00	4.38	$—

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

For the Three Months Ended
March 31, 2023
Expected term	5 years
Stock price	$1.00
Exercise price	$1.00
Expected average volatility	328% - 339%
Expected dividend yield	-
Risk-free interest rate	1.76% - 2.89%

For the Three Months Ended
March 31, 2022
Expected term	5 years
Stock price	$1.00
Exercise price	$1.00
Expected average volatility	328% - 339%
Expected dividend yield	-
Risk-free interest rate	1.76% - 2.89%

NOTE 10 – PREPAID ROYALTY EXPENSE

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

The Company recorded $307,883 and $343,977 royalty expense for the three months ended March 31, 2023 and 2022, respectively. The prepaid expense as of March 31, 2023 and December 31, 2022 was $373,601 and $147,769, respectively.

The following table presents the future royalty payments of the Trademark License Agreement based on exchange rate as of March 31, 2023:

Fiscal year ending December 31,	Amount
2023	543,600	(500,000€)
2024	1,630,800	(1,500,000€)
Total	2,174,400	(2,000,000€)

NOTE 10 – LEASES

On February 20, 2023, we signed a renewable one-year lease for a building located at 813 NE 17th Terrace, Fort Lauderdale, Florida 33304, providing for approximately 2,300 square feet of space for office use by our executives and personnel based in South Florida. We determined this is a short-term lease so no right-of-use assets to be recognized as of March 31, 2023.

NOTE 11 – RISKS AND UNCERTAINTIES

The Company is subject to credit, liquidity, and market risks, as well as other payment-related risks such as risks associated with the fraudulent use of credit or debit cards and customer banking information, which could have adverse effects on our business and revenues due to chargebacks from customers.

NOTE 12 – SEGMENT INFORMATION

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable and other assets.

As of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, respectively, information about the Company’s reportable segments consisted of the following:

Assets

	Corporate	The Messi Store	Stand Flagpoles	Total
As of March 31, 2023
Assets	$5,827,758	$634,103	$496,677	$6,958,538
As of December 31, 2022
Assets	$32,275	$408,693	$-	$440,968

Net (Loss) Income

	Corporate	The Messi Store	Stand Flagpoles	Total
Three Months Ended March 31, 2023
Revenues	$-	$289,554	$45,147	$334,701
Cost of sales	-	116,403	17,609	134,012
Loss from operations	(733,101)	(507,793)	8,538	(1,232,356)
Other (income) expense, net	(444)	17,325	-	17,769
Net income (loss)	$(703,545)	$(525,117)	$8,538	$(1,220,125)

Three Months Ended March 31, 2022
Revenues	$-	$99,077	$-	$99,077
Cost of sales	-	31,673	-	31,673
Loss from operations	(21,270)	(550,902)	-	(572,172)
Other (income) expense, net	-	4,553	-	4,553
Net income (loss)	$(21,270)	$(555,455)	$-	$(576,725)

NOTE 13 – SUBSEQUENT EVENTS

Stand Flagpoles License

On May 11, 2023, we extended the License with Stand Co, LLC to December 31, 2023 in exchange for a 12-month consulting agreement with Jason Harward (“Consultant”) the owner of Stand Co and nephew of Matt Harward, Chief Marketing Officer of the Company. The Consultant shall furnish the Company with business continuity and consulting services. The services to be performed by the Consultant under this agreement shall be requested in writing and agreed upon by both parties and shall be substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash or immediately available funds in the amount of $150,000 payable on September 30, 2023; (2) cash or immediately available funds in the amount of $200,000 payable no later than January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 150,000 restricted stock units of the Company issuable on May 11, 2023 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 31, 2023. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

In 2018, MGO signed a global licensing agreement with soccer player Lionel Messi and created “The Messi Brand” - a line of casual wear and accessories inspired by his trend-setting style and offered on The Messi Store. The brand’s designs focus is on accessibility and ease, much like Messi’s personal style. While this has been the only asset in our portfolio through 2022, our business model is centered on strategic expansion through collaborations, licensing, acquisitions, and organic development. We intend to drive the commercial value of each brand within our portfolio through our own DTC platform methodologies, ensuring that each brand maintains its own unique identity while remaining thoughtfully aligned with the values of its customers.

In March 2023, MGO obtained a royalty-free, worldwide and exclusive license to the assets of Stand CO, LLC, a direct-to-consumer (“DTC”), digitally-native brand which offers a line of high quality, residential flagpoles, American flags, solar flagpole light kits, flagpole finials, patriotic-themed apparel and other products. The Company’s management believes that the addition of the Stand Flagpole brand to MGO’s brand portfolio brings the Company immediate revenue generation and the opportunity to further demonstrate the benefits of its end-to-end, data-driven brand-building platform to help accelerate and optimize long-term growth. In late March 2023, the Company formed Americana Liberty, LLC, a wholly owned subsidiary focused exclusively on supporting the new DTC flagpole and related product line.

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

Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022

Revenues

For the three-month period ended March 31, 2023, revenues climbed 238% to $334,701, up from $99,077 for the comparable three-month period in 2022. Revenue generated from sales of Messi Brand apparel, accessories and homewares totaled $289,553, representing 87% of total revenues for the three months ended March 31, 2023; and revenue contributed from the new Americana Liberty brand totaled $45,147, or 13% of overall sales for the first quarter of 2023. Newly formed following the licensing of Stand Flagpoles in early March 2023, Americana Liberty had $0 sales in the prior year’s first quarter period.

 Cost of Sales

Cost of goods sold for the three months ended March 31, 2023 and 2022 were $134,012 and $31,673, respectively. This resulted in a gross profit of $200,689 for the first quarter period in 2023 compared to $67,404 for the same three-month period in 2022. The 198% increase in profit margin was attributable to the aforementioned revenue growth in the three months ended March 31, 2023, coupled with the expansion and diversity of products sold in the first quarter of 2023, including the addition of the new flagpole and related products licensed from Stand in March 2023.

Operating Expenses

For the three months ended March 31, 2023, total operating expenses climbed 211% to $1,403,045 as compared to total operating expenses of $639,577 for the three months ended March 31, 2022. The increase was largely attributable to higher selling, general and administrative expenses associated with the Company’s workforce expansion, amounting to $325,978 in the first quarter of 2023 compared to $89,450 in the first quarter of 2022; as well as increased sales and marketing expenses amounting to $387,576 in the first quarter of 2023 compared to $100,943 for the first quarter of 2022.  The Company also incurred costs associated with becoming a publicly traded company in January 2023, which totaled $203,355 for the three months ended March 31, 2023.

Other Expense, net

Total other expenses for the three months ended March 31, 2023 and 2022 were $17,769 and $4,553, respectively. The 290% increase was primarily due to the remeasurement of foreign currency transactions into U.S. dollars and recorded as finance charges. In addition, other expenses included accounting for imputed interest in connection with personal loans made to the Company by related parties, offset by a gain on settlement of debt with related parties.

Net Loss

After factoring the net loss attributable to noncontrolling interest of $62,069 for the three months ended March 31, 2023, net loss increased 258% to $1,158,056, or $0.09 loss per share; as compared to a net loss after factoring the net loss attributable to noncontrolling interest of $65,655, of $511,071, or $0.05 loss per share, for the three months ended March 31, 2022.

Cash Flows

As of March 31, 2023, cash on hand was $5,397,340, as compared to $113,952 as of December 31, 2022, an increase of 4537%. The increase was attributable to completion of the Company’s Initial Public Offering, completed on January 18, 2023 and resulting in net proceeds of $7,239,855, which is net of offering expenses of $1,385,145. Until such time that the Company fully implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, primarily due to higher corporate overhead, higher marketing and inventory expenses and the costs of being a public company.

                 For the three months ended March 31, 2023, cash used in operations was $2,702,386, an increase of 1287%, as compared to cash used of $194,747 for the three months ended March 31, 2022. The increase in cash used in operations was principally due to higher prepaid royalty expense relating to the license with Leo Messi Management, as well as costs associated with accrued payroll – related party, accounts payable and accrued liabilities, and accounts payable – related party.

For the three months ended March 31, 2023, cash used in investing activities was $137,614, which compared to $0 for the three months ended March 31, 2022. The 100% increase was due to purchases of office equipment, furniture and other necessities to equip the Company’s corporate office.

For the three months ended March 31, 2023, cash provided by financing activities was $8,123,388, an increase of 2902% as compared to cash provided by financing activities of $270,569 recorded for the three months ended March 31, 2022. The increase was directly related to the completion of the Company’s IPO in January 2023.

Liquidity and Capital Resources

As of March 31, 2023, we had working capital of $5,750,403. For the three months ended March 31, 2023, we incurred a loss from operations of $1,220,125, inclusive of $307,883 for royalty expenses and $1,073,555 for selling, general and administrative expenses, including higher selling and digital marketing costs, payroll expenses, third-party logistics services, professional fees and rent expense for office space. This compared to a loss from operations of $576,725, inclusive of $343,997 for royalty payments and $295,580 for selling, general and administrative expenses, including payroll expenses, third-party logistics services and general corporate overhead. In consideration of completing our IPO in January 2023, from which we raised gross proceeds of $8,625,000, prior to deducting underwriting discounts, commissions and offering expenses, we believe the cash on hand, in connection with cash generated from revenue, will be sufficient to fund the next 12 months of operations, though there can be no guarantee. In addition, we intend to pursue other opportunities for raising capital with outside investors.

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

Off-Balance Sheet Arrangements

On March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

Over the past 18 months, inflation has adversely affected our business, financial condition, and results of operations by increasing our overall cost structure, and such affects will be further exacerbated if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for sportswear and outerwear, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation, as well as a potential recession, our business, financial condition and results of operations could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation dated August 29, 2022
3.2*	Amended and Restated Bylaws of MGO Global Inc. dated December 28, 2022
4.1*	Form of Representative's Warrant in connection with the Company’s initial public offering
4.2*	Form of Warrant issued to investors in private placement
4.3*	Form of Placement Agent Warrant issued in first private placement
4.4*	Form of Placement Agent Warrant issued in second private placement
10.1†† *	Trademark License Agreement between MGOTEAM 1 LLC and Leo Messi Management SL dated November 20, 2021
10.2† *	Form of 2022 Equity Incentive Plan
10.3† *	Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated July 19, 2022
10.4† *	Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated July 19, 2022
10.5† *	Executive Employment Agreement between MGO Global Inc. and Julian Groves dated July 19, 2022
10.6† *	Executive Employment Agreement between MGO Global Inc. and Matt Harward dated October 13, 2022
10.7† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022
10.8† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022
10.9† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022
10.10† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Matt Harward dated October 24, 2022
10.11†*	Amended and Restated Independent Contractor Agreement between MGO Global Inc. and Vincent Ottomanelli dated December 2, 2022
10.12*	Equity Joint Venture Contract dated August 29, 2019 among Shanghai Celebrity Import and Export Co., LTD. and MGOTEAM LLC
10.13**	Letter of Intent for acquisition of certain assets of Stand Co, LLC by MGO Global Inc., dated March 13, 2023
10.14	Commercial license agreement between MGO Global Inc. and Stand CO LLC, dated May 11, 2023
10.15	Consulting agreement between MGO Global Inc. and Jason Harward, dated May 11, 2023
14.1*	Code of Ethics and Business Conduct
21.1*	List of Subsidiaries
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-268484), filed with the SEC on December 30, 2022.

†	Executive compensation plan or arrangement.

††	portions were redacted.

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

MGO GLOBAL INC.

Dated: May 15, 2023	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: May 15, 2023	By:	/s/ Vincent Ottomanelli
Vincent Ottomanelli
Chief Financial Officer

