Form 10-Q
period 2023-06-30
MGO Global Inc.
filed 2023-08-14
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41592

MGO GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3929852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 SE 17th Street, Suite 121/#460236, Ft Lauderdale, FL	33346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 913-3316

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	MGOL	The Nasdaq Stock Market LLC

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

As of August 11, 2023, there were 14,241,541 shares of common stock, par value $0.00001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGO GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,133,525	$113,952
Accounts receivable	173,589	101,837
Other current assets	15,465	7,864
Prepaid royalty expense	53,372	147,769
Prepaid expenses	559,774	-
Inventories	303,864	69,546
Total current assets	5,239,589	440,968

Property and equipment, net	115,798	-
Total assets	$5,355,387	$440,968

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$480,393	$648,129
Accounts payable - related party	-	22,533
Accrued liabilities	201,293	52,540
Accrued payroll	164,238	764,050
Other current liabilities	-	13,634
Current portion of loan payable	-	10,793
Loan payable - related parties	-	123,850
Total current liabilities	845,924	1,635,529

Total liabilities	845,924	1,635,529

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Common stock, par value $0.00001, authorized 20,000,000 shares; 14,241,541 and 11,689,230 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	142	117
Additional paid in capital	13,285,669	4,963,340
Accumulated deficit	(8,292,210)	(5,796,636)
Total MGO stockholders’ equity (deficit)	4,993,601	(833,179)
Non-controlling interest	(484,138)	(361,382)
Total stockholder’s equity (deficit)	4,509,463	(1,194,561)
Total liabilities and stockholders’ equity	$5,355,387	$440,968

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Sales, net	$1,950,938	$96,835	$2,285,639	$195,912
Cost of goods sold	623,117	16,593	757,129	48,266
Gross profit	1,327,821	80,242	1,528,510	147,646
Operating expenses:
Royalty expenses	320,229	320,824	628,112	664,821
Selling, general and administrative expenses	2,433,478	464,835	3,528,640	760,415
Total operating expenses	2,753,707	785,659	4,156,752	1,425,236
Operating loss	(1,425,886)	(705,417)	(2,628,242)	(1,277,590)

Other (income) expenses:
Finance charges	645	99,374	11,656	102,571
Gain on settlement of debt	-	-	(3,500)	-
Other (income) expense, net	(28,326)	(273)	(18,068)	1,082
Total other (income) expenses	(27,681)	99,101	(9,912)	103,653
Loss before income taxes	(1,398,205)	(804,518)	(2,618,330)	(1,381,243)
Net loss	$(1,398,205)	$(804,518)	$(2,618,330)	$(1,381,243)
Less: net loss attributable to noncontrolling interest	(60,687)	(83,858)	(122,756)	(149,513)
Net loss attributable to MGO stockholders	$(1,337,518)	$(720,660)	$(2,495,574)	$(1,231,730)

Basic and diluted weighted average shares outstanding	14,241,541	10,351,833	13,928,734	10,091,319

Basic and diluted net loss per share to MGO stockholders	$(0.09)	$(0.07)	$(0.18)	$(0.12)

See accompanying notes to these unaudited condensed consolidated financial statements.

 MGO GLOBAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

							Total MGO		Total
					Additional		Stockholder’s	Non-	Stockholder’s
	Common Stock		Preferred Shares		Paid-In	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)	Interests	(deficit)
Balance at December 31, 2021	9,593,000	$96	-	$-	$2,866,559	$(3,213,690)	$(347,036)	$(66,971)	$(414,007)
Share issuance for cash	342,500	3	-	-	288,679	-	288,682	-	288,682
Net loss	-	-	-	-	-	(511,071)	(511,071)	(65,655)	(576,725)
Balance at March 31, 2022	9,935,500	$99	-	$-	$3,155,238	$(3,724,761)	$(569,425)	$(132,626)	$(702,050)
Share issuance for cash	882,500	9	-	-	806,677	-	806,686	-	806,686
Warrants issued for financing expenses	-	-	-	-	85,686	-	85,686	-	85,686
Imputed interest	-	-	-	-	6,636	-	6,636	-	6,636
Net loss	-	-	-	-	-	(720,660)	(720,660)	(83,858)	(804,518)
Balance at June 30, 2022	10,818,000	$108	-	$-	$4,054,240	$(4,445,420)	$(391,073)	$(216,484)	$(607,557)

Balance at December 31, 2022	11,689,230	$117	-	$-	$4,963,340	$(5,796,636)	$(833,179)	$(361,382)	$(1,194,561)
Share issuance for cash	1,725,000	17	-	-	7,622,337	-	7,622,354	-	7,622,354
Cashless exercise of warrants	127,311	1	-	-	(1)	-	-	-	-
Cash received from exercise of warrants	700,000	7	-	-	699,993	-	700,000	-	700,000
Net loss	-	-	-	-	-	(1,158,056)	(1,188,056)	(62,069)	(1,220,125)
Balance at March 31, 2023	14,241,541	$142	-	$-	$13,285,669	$(6,954,692)	$6,301,119	$(423,451)	$5,907,668
Net loss	-	-	-	-	-	(1,337,518)	(1,337,518)	(60,687)	(1,398,205)
Balance at June 30, 2023	14,241,541	$142	-	$-	$13,285,669	$(8,292,210)	$4,993,600	$(484,138)	$4,509,463

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,618,330)	$(1,381,243)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest	-	6,636
Warrants issued for financing expenses	-	85,686
Depreciation expenses	21,817	-
Net changes in operating assets & liabilities:
Accounts receivable	(71,752)	(18,770)
Inventories	(234,318)	(21,909)
Prepaid expenses	(559,774)	-
Prepaid royalty expense	94,397	137,839
Other current assets	(7,601)	-
Accounts payable - related party	(22,533)	-
Accrued payroll	(599,812)	-
Accounts payable and accrued liabilities	(28,422)	236,333
Net cash used in operating activities	(4,026,327)	(955,428)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(137,614)	-
Net cash used in investing activities	(137,614)	-

Cash flows from financing activities:
Shares issued for cash	7,622,354	1,095,371
Cash received from exercise of warrants	700,000	-
Repayment of loans payable - related party	(128,047)	(3,026)
Repayment of loans payable	(10,793)	(36,341)
Borrowings from loans payable - related party	-	13,489
Borrowings from loans payable		25,000
Net cash provided by financing activities	8,183,514	1,094,493

Net increase in cash and cash equivalents	4,019,573	139,065
Cash and cash equivalents at beginning of period	113,952	87,922
Cash and cash equivalents at end of period	$4,133,525	$226,987

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

NOTE 1 - ORGANIZATION AND OPERATIONS

The Messi Store/MGOTEAM1 LLC

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

On November 20, 2021, the Company entered into a new three-year Trademark License Agreement with LMM to have the worldwide license to use Leo Messi’s Trademarks for the purpose of developing, manufacturing, marketing and promoting The Messi Brand products. The Company is to pay LMM an amount of minimum guaranteed royalties totaling Four Million Euros (€4,000,000 ), net of taxes with the last payment due on November 15, 2024.

Stand Flagpoles/Americana Liberty, LLC

On March 13, 2023, we obtained a royalty-free, worldwide and exclusive license (the “License”) from the owner of Stand Co., LLC (“Stand”), who is an extended family member of MGO’s Chief Marketing Officer.  The License provides for the use of certain assets of Stand for all purposes in exchange for payment of $1.00 by the Company. The License was entered into in connection with a potential acquisition by the Company of the assets related to the License. The term of the License commenced on March 15, 2023 and shall expire on the earlier of: 1) May 12, 2023, or 2) the date when the Company and Stand sign the definitive agreement for the acquisition of the assets. Licensed assets include all rights to all stock keeping units (“SKU”) of Stand sold under the names: “Roosevelt Premium 25 foot Telescoping Flag Pole Kit,” “20 Foot Telescoping Flag Pole Kit” and “LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to a brand name “Stand Flagpoles,” domain and website standflagpoles.com, the Meta pages associated with Stand Flagpoles brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook Assets & Accounts; all historical digital and non-digital assets; and customer database since inception.

In support of our new flagpole business, we formed a wholly owned subsidiary, Americana Liberty, LLC (“Americana Liberty”), on March 13, 2023, which was created to advertise and sell the licensed line of Stand Flagpoles and other related products, along with an expanding line of patriotic-themed products to be developed and marketed to consumers under our new Americana Liberty brand.

On May 11, 2023, we extended the License to December 31, 2023 in exchange for a 12-month consulting agreement with Jason Harward, the owner of Stand and nephew of Matt Harward, Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services. The services to be performed by the consultant under this agreement shall be requested in writing and agreed upon by both parties and shall be substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash or immediately available funds in the amount of $150,000 payable on September 30, 2023; (2) cash or immediately available funds in the amount of $200,000 payable no later than January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; and (3) 150,000 restricted stock units of the Company, to be issued on August 1, 2023 and are subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The unaudited consolidated balance sheet as of June 30, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on March 31, 2023, or the Annual Report. Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2023, the Company had a $1,250,000 certificate of deposit in a financial institution with a three-month term and an interest rate of 3.92%. As of December 31, 2022, the Company had no cash in a certificate of deposit.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. As of June 30, 2023 and December 31, 2022, the Company had no allowance for doubtful accounts.

Inventory

Inventory consists of raw materials and finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce the carrying value to its estimated net realizable value.

Prepaid Royalty Expense

The Company pays €500,000 every five months in accordance with the Trademark License Agreement payment schedule with LMM signed on November 20, 2021. The Company records each installment payment as prepaid expense and amortized over the license period granted by LMM. See Note 10.

Property and Equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer	3 years
Equipment	3 years
Internal use software	3 years

Revenue Recognition

•	For the six months ended June 30, 2023, the Company sold $2,241,113 directly to consumers via our website and $44,526 to wholesale and other customers.
•	For the six months ended June 30, 2022, the Company sold $140,010 directly to consumers via our website and $55,902 to wholesale and other customers.

The Messi Store/MGOTEAM1, LLC

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

Revenue transactions associated with the sale of the Messi Brand products comprise a single performance obligation, which consists of the sale of products to customers either through direct wholesale or online sales through our website www.themessistore.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon shipment. The transactions price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 30 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for direct wholesale and online transactions.

We sold our Messi Brand products direct to consumers through The Messi Store ecommerce website we operate and through The Messi Store mobile app; and we sold products to wholesale customers.

Stand Flagpoles/Americana Liberty,LLC

Our residential flagpoles and related products are sold direct to consumers through the Stand Flagpole website pursuant to our license agreement with Stand, dated March 13, 2023. Revenue transactions associated with the sale of Stand Flagpole products comprise a single performance obligation, which consists of the sale of products to customers through online sales through the website www.standflagpoles.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon shipment. The transactions price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment is due at the time of sale for online transactions.

A principal obtains control over any one of the following (ASC 606-10-55-37A):

a.	A good or another asset from the other party which the entity then transfers to the customer. Note that momentary control before transfer to the customer may not qualify.
b.	A right to a service to be performed by the other party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf.
c.	A good or service from the other party that it then combines with other goods or services in providing the specified good or service to the customer.

If the entity obtains control over one of the above before the good or service is transferred to a customer, the entity could be considered a principal. We are the principal for both the Messi Brand products and Stand Flagpole products because we are primarily responsible for fulfilling the promise to provide the specified good or service, incurred risk before the specified good or service have been transferred to a customer or after transfer of control to the customer, and have discretion in establishing the price our customer pays for the specified goods or services.

Non-controlling Interest

One member did not rollover his 11.82% membership interest from MGO LLC to MGO as of December 6, 2021 after the Company exhausted all reasonable means to locate and/or contact the member and has yet to locate him. Efforts are still ongoing to locate and contact the member. According to ASC 810-10-45-22 through 810-10-45-24, carrying amount of the NCI will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in equity/APIC and attributed to the equity holders of the parent in accordance with ASC 810-10-45-23. The Company accounted for this portion of shares as non-controlling interest as of December 6, 2021 for $12,598. The Company recorded non-controlling interest of $(60,687) and $(83,858) from the net loss for the three months ended June 30, 2023 and 2022, respectively. The Company recorded non-controlling interest of $(122,756) and $(149,513) from the net loss for the six months ended June 30, 2023 and 2022, respectively.

Foreign Currency

For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in the statements of operations as finance charges.

Segment Reporting

The Company has two reportable segments: 1) The Messi Store, which is operated by our wholly owned subsidiary MGOTEAM1, LLC, which markets and sells a range of products under the soccer legend Lionel Messi brand, the “Messi Brand;” and 2) Stand Flagpoles, which is operated by our wholly owned subsidiary Americana Liberty, LLC, which markets and sells a range of residential flagpoles and related products direct to consumers. The chief operating decision maker is responsible for allocating resources and assessing performance and obtains financial information, being the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flow, about the Company as a whole.

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

NOTE 3 – BALANCE SHEET ITEMS

Inventory

As of June 30, 2023 and December 31, 2022, inventory amounted to $303,864 and $69,546, respectively.

	June 30, 2023	December 31, 2022
Finished goods	$303,864	$69,546

Prepaid Expenses

As of June 30, 2023 and December 31, 2022, prepaid expenses amounted to $559,774 and $0, respectively.

	June 30, 2023	December 31, 2022
Prepaid inventory	$317,253	$-
Prepaid insurance	189,188	-
Others	53,333	-
Total	$559,774	$-

Accounts Payable and Accrued Liabilities (Including Related Parties)

Accounts payable and accrued liabilities were $681,686 and $723,202 as of June 30, 2023 and December 31, 2022, respectively. Accounts payable are mainly payables to vendors and accrued liabilities consisting of mainly credit card payable and sales and VAT tax payable.

	June 30, 2023	December 31, 2022
Accounts payable	$332,719	$275,551
Warehouse rent payable	26,082	78,673
Legal payable	-	316,438
Insurance payable	121,592	-
Accrued liabilities	201,293	52,540
Total accounts payable and accrued liabilities:	$681,686	$723,202

In January 2023, the Company entered into a financing agreement for D&O insurance with BankDirect at an interest rate of 6%, a principal balance of $284,775 and a monthly payment of $32,438 over the nine-month term of the promissory note. This loan will mature on November 3, 2023. The balance as of June 30, 2023 of this note payable was $121,592 and recorded under accounts payable on the balance sheet.

NOTE 4 – LOAN PAYABLE

On May 25, 2022, the Company entered into a loan with PayPal with an interest rate of 6.51% and principal balance of $25,000 and monthly payment of $539 over the term of the loan. This loan will mature on May 25, 2023. The Company paid principal balance of $10,793 during the six months ended June 30, 2023. The balance as of June 30, 2023 of this loan was $0.

	June 30, 2023	December 31, 2022
Current portion of loans payable	$-	$10,793
Non-current portion of loans payable	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company borrowed $45,556 from and paid $24,976 to our Chairman and CEO, Maximiliano Ojeda, for the year ended December 31, 2022. The Company borrowed $0 and paid $128,047 to Mr. Ojeda, Mr. Groves, and Ms. Hilfiger for the six months ended June 30, 2023. This borrowing does not have a fixed maturity date or stated rate of interest. As of June 30, 2023 and December 31, 2022, the balance of loans payable to Mr. Ojeda, Mr. Groves and Ms. Hilfiger was $0 and $123,850, respectively.

The accounts payable owed to our Chairman and CEO as of June 30, 2023 and December 31, 2022 were $0 and $22,533, respectively.

On May 11, 2023, we extended the Stand Flagpoles License to December 31, 2023 in exchange for a 12-month consulting agreement with Jason Harward, the owner of Stand and nephew of Matt Harward, Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services. The services to be performed by the consultant under this agreement shall be requested in writing and agreed upon by both parties and shall be substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash or immediately available funds in the amount of $150,000 payable on September 30, 2023; (2) cash or immediately available funds in the amount of $200,000 payable no later than January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; and (3) 150,000 restricted stock units of the Company to be issued on August 1, 2023 and are subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

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

The Shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-268484), as amended (the “Registration Statement”), and filed with the Securities and Exchange Commission (the “Commission”) and the final prospectus filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective by the Commission on January 12, 2023. The closing of the Offering for the Shares took place on January 18, 2023 with net proceeds of $7,622,355, which included 225,000 shares sold by the Company upon the exercise by the underwriters of the over-allotment option in full. The Company intends to use the net proceeds from the Offering for team expansion, marketing, general and administrative corporate purposes, including working capital and capital expenditures.

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

In January 2023, the Company issued 127,311 shares to Boustead Securities, LLC as a result of the cashless exercise of their 164,475 warrants.

The following is a summary of warrant activity.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	938,000	$1.00	3.73	$—
Issued	86,250	1.00	5.00	—
Forfeited	—	—	—	—
Exercised	(864,475)	—	—	—
Outstanding, June 30, 2023	159,775	$1.00	4.14	$—
Exercisable, June 30, 2023	159,775	$1.00	4.14	$—

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

For the Six Months Ended June 30, 2023
Expected term	5 years
Stock price	$1.00
Exercise price	$1.00
Expected average volatility	328% - 339%
Expected dividend yield	-
Risk-free interest rate	1.76% - 2.89%

NOTE 7 –PREPAID ROYALTY EXPENSE

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

On November 20, 2021, the Company entered into a new three-year Trademark License Agreement (“New Trademark License Agreement”) with Leo Messi Management SL (LMM) to have the worldwide license to use Leo Messi’s Trademarks for the purpose of developing, manufacturing, marketing, and promoting products under the Company’s “Messi Brand.” The Company is to pay LMM a minimum guaranteed amount of royalties in installments, amounting to Four Million Euros (€4,000,000 ), net of taxes, with the final payment due on November 15, 2024.

The Company recorded $320,229 and $320,824 royalty expense for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $628,112 and $664,821 royalty expense for the six months ended June 30, 2023 and 2022, respectively. The prepaid expense as of June 30, 2023 and December 31, 2022 was $53,372 and $147,769, respectively.

As of June 30, 2023, the Company has paid LMM royalty payments, in aggregate, equal to Two Million Euros (€2,000,000) pursuant to the terms of the New Trademark License Agreement.

The following table presents the future royalty payments of the Trademark License Agreement based on exchange rate as of June 30, 2023:

Fiscal year ending December 31,	Amount
	US Dollars	Euros
2023	$546,000	(€500,000)
2024	1,638,000	(€1,500,000)
Total	$2,184,000	(€2,000,000)

NOTE 8 – LEASES

On February 20, 2023, we signed a renewable one-year lease for a building located at 813 NE 17th Terrace, Fort Lauderdale, Florida 33304, providing for approximately 2,300 square feet of space for office use by our executives and personnel based in South Florida. We determined this is a short-term lease so no right-of-use assets to be recognized as of June 30, 2023.

NOTE 9 – RISKS AND UNCERTAINTIES

The Company is subject to credit, liquidity, and market risks, as well as other payment-related risks such as risks associated with the fraudulent use of credit or debit cards and customer banking information, which could have adverse effects on our business and revenues due to chargebacks from customers.

NOTE 10 – SEGMENT INFORMATION

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable and other assets.

As of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, respectively, information about the Company’s reportable segments consisted of the following:

Assets

	Corporate	The Messi Store	Stand Flagpoles	Total
As of June 30, 2023
Assets	$4,188,327	$341,046	$826,014	$5,355,387
As of December 31, 2022
Assets	$32,275	$408,693	$-	$440,968

Net (Loss) Income

	Corporate	The Messi Store	Stand Flagpoles	Total
Three Months Ended June 30, 2023
Revenues	$-	$226,645	$1,724,293	$1,950,938
Cost of sales	-	114,256	508,861	623,117
Loss from operations	(764,210)	(513,501)	(148,175)	(1,425,886)
Other (income) expense, net	(26,124)	(1,557)	-	(27,681)
Net income (loss)	$(738,086)	$(511,944)	$(148,175)	$(1,398,205)

Three Months Ended June 30, 2022
Revenues	$-	$96,835	$-	$96,835
Cost of sales	-	16,593	-	16,593
Loss from operations	(30,909)	(674,508)	-	(705,417)
Other (income) expense, net	92,322	6,779	-	99,101
Net income (loss)	$(123,231)	$(681,287)	$-	$(804,518)

	Corporate	The Messi Store	Stand Flagpoles	Total
Six Months Ended June 30, 2023
Revenues	$-	$516,199	$1,769,440	$2,285,639
Cost of sales	-	230,659	526,470	757,129
Income (loss) from operations	(1,467,311)	(1,021,294)	(139,637)	(2,628,241)
Other (income) expense, net	(25,680)	15,768	-	(9,911)
Net income (loss)	$(1,441,631)	$(1,037,062)	$(139,637)	$(2,618,330)

Six Months Ended June 30, 2022
Revenues	$-	$195,912	$-	$195,912
Cost of sales	-	48,266	-	48,266
Loss from operations	(52,179)	(1,225,410)	-	(1,277,589)
Other (income) expense, net	92,322	11,332	-	103,654
Net income (loss)	$(144,501)	$(1,236,742)	$-	$(1,381,243)

NOTE 11 – SUBSEQUENT EVENTS

On August 1, 2023, the Company granted 1,355,000 stock options and 290,000 restricted stock units (“RSU”) to specific officers, members of the Board of Directors, employees, independent contractors and our consultant in accordance with the terms of their respective agreements. Upon vesting each RSU will be converted into one (1) share of common stock of the Company. The stock options and RSU’s have various vesting periods. Stock options can be exercised at $5.00 per share until January 12, 2028. The Company will begin to recognize stock compensation expense beginning from the date of grant.

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

In 2018, MGO signed a global licensing agreement with soccer player Lionel Messi and created the “Messi Brand” - a line of casual wear and accessories inspired by his trend-setting style and offered on The Messi Store. The brand’s design focus is on accessibility and ease, much like Messi’s personal style. While this has been the only asset in our portfolio through 2022, our business model is centered on strategic expansion through collaborations, licensing, acquisitions, and organic development. We intend to drive the commercial value of each brand within our portfolio through our own DTC platform methodologies, ensuring that each brand maintains its own unique identity while remaining thoughtfully aligned with the values of its customers.

In March 2023, MGO obtained a royalty-free, worldwide and exclusive license to the assets of Stand CO, LLC, a direct-to-consumer (“DTC”), digitally-native brand which offers a line of high quality, residential flagpoles, American flags, solar flagpole light kits, flagpole finials, patriotic-themed apparel and other products. The Company’s management believes that the addition of the Stand Flagpoles brand to MGO’s brand portfolio brings the Company immediate revenue generation and the opportunity to further demonstrate the benefits of its end-to-end, data-driven brand-building platform to help accelerate and optimize long-term growth. In late March 2023, the Company formed Americana Liberty, LLC, a wholly owned subsidiary focused exclusively on supporting the new DTC flagpole and related product line.

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

Results of Operations for Three and Six Months Ended June 30, 2023 as Compared to Three and Six Months Ended June 30, 2022

Revenues

For the three-month period ended June 30, 2023, revenues climbed 1914% to $1,950,938, up from $96,835 for the comparable three-month period in 2022. Revenues generated from sales of Messi Brand apparel, accessories and homewares through our MGOTEAM1, LLC subsidiary totaled $226,645 for the three months ended June 30,2023 representing an increase of 134% when compared to revenues of $96,835 reported for the same three months in 2022. Revenues contributed from sales of our Stand Flagpoles products through our Americana Liberty, LLC subsidiary totaled $1,724,293 for the three-month period ended June 30, 2023, compared to $0 for the three months ended June 30, 2022.

For the six months ended June 30, 2023, revenues increased 1067% to $2,285,639, which compared to $195,912 for the six months ended June 30, 2022. On a segmented basis, revenues from The Messi Store/MGOTEAM1, LLC totaled $516,199, representing an increase of 164% over revenues of $195,912 for the six-month period ended June 30, 2022. Revenues from Stand Flagpoles/Americana Liberty, LLC totaled $1,769,440 for the six months ended June 30, 2023 compared to $0 for the same six-month reporting period in the prior year.

 Cost of Sales and Gross Profit

Cost of goods sold for the three months ended June 30, 2023 rose 3655% to $623,117 compared to cost of goods sold which totaled $16,593 for the three months ended June 30, 2022. This resulted in a gross profit of $1,327,821 for the three months ended June 30, 2023, compared to $80,242 for the same three-month period in 2022. The 1555% increase in profit margin was attributable to the expansion and diversity of products sold in the second quarter of 2023, which included the addition of our new flagpole and related products licensed from Stand Co. in March 2023.

For the aforementioned reasons, cost of goods sold for the six months ended June 30, 2023 rose 1469% to $757,129 as compared to cost of goods sold of $48,266 reported for the same six-month period in the previous year. Gross profit also increased, rising 935% to $1,528,510 from $147,646 for the six months ended June 30, 2023 and 2022, respectively.

Operating Expenses

For the three months ended June 30, 2023, total operating expenses climbed 251% to $2,753,707 as compared to total operating expenses of $785,659 for the three months ended June 30, 2022, due primarily to a 424% increase in selling, general and administrative expenses. Likewise, for the six months ended June 30, 2023, total operating expenses increased 192% to $4,156,752 compared to total operating expenses of $1,425,236 reported for the same six-month period in 2022.

The overall increase for the first half of 2023 was largely attributable to higher selling, general and administrative expenses associated with the Company’s workforce expansion, amounting to $1,049,398 compared to $248,990 in the first six months of 2022; as well as increased sales and marketing expenses amounting to $1,776,359 in the six months of 2023 compared to $234,066 for the first half of the prior year. The Company also incurred costs associated with becoming a publicly traded company in January 2023, which totaled $210,928 for the six months ended June 30, 2023.

Other (Income) Expenses

Total other income for the three months ended June 30 2023 was $27, 681 compared to total other expenses of $99,101 for the three months ended June 30, 2022. The improvement was primarily due to the remeasurement of foreign currency transactions into U.S. dollars and recorded as finance charges. In addition, other expenses included accounting for imputed interest in connection with personal loans made to the Company by related parties, offset by a gain on settlement of debt with related parties.

For the six months ended June 30, 2023 and 2022, total other income was $9,219, which compared to total other expense of $103,653, respectively, for the aforementioned reasons.

Net Loss

After factoring the net loss attributable to noncontrolling interest of $60,687 for the three months ended June 30, 2023, net loss increased 86% to $1,337,518, or $0.09 loss per share; as compared to a net loss after factoring the net loss attributable to noncontrolling interest of $83,858, of $720,660, or $0.07 loss per share, for the three months ended June 30, 2022.

For the six months ended June 30, 2023, net loss totaled $2,495,574, or $0.18 loss per share after accounting for a net loss attributable to noncontrolling interest of $122,756. This compared to a net loss of $1,231,730, or $0.12 loss per share, for the first six months of 2022 after factoring a net loss attributable to non-controlling interest of $149,513.

Cash Flows

As of June 30, 2023, cash on hand was $4,133,525, as compared to $113,952 as of December 31, 2022, an increase of 3527%. The increase was attributable to completion of the Company’s Initial Public Offering on January 18, 2023, resulting in net proceeds of $7,239,855, which is net of offering expenses of $1,385,145. Until such time that the Company fully implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, primarily due to higher corporate overhead, higher marketing and inventory expenses and the costs of being a public company.

 For the six months ended June 30, 2023, cash used in operations was $4,026,327, an increase of 321,4%, as compared to cash used of $955,428 for the six months ended June 30, 2022. The increase in cash used in operations during the first six months of 2023 was principally due to higher prepaid expenses, as well as higher accounts receivable, higher inventory expense and the accounting for accrued payroll and accounts payable to members of our senior leadership team, which was all offset by higher prepaid royalty expense to Leo Messi Management and accounts payable and accrued liabilities recorded for the six months ended June 30, 2022.

For the six months ended June 30, 2023, cash used in investing activities was $137,614, which compared to $0 for the six months ended June 30, 2022. The 100% increase was due to purchases of office equipment, furniture and other necessities to equip the Company’s corporate office.

For the six months ended June 30, 2023, cash provided by financing activities was $8,183,514, an increase of 648% as compared to cash provided by financing activities of $1,094,493 recorded for the six months ended June 30, 2022. The increase was directly related to the completion of the Company’s IPO in January 2023 offset by repayment of loans payable to related and non-related parties.

Liquidity and Capital Resources

As of June 30, 2023, we had working capital of $4,393,665. For the six months ended June 30, 2023, we incurred a loss from operations of $2,628,242, inclusive of $628,112 for royalty expenses and $3,528,640 for selling, general and administrative expenses, including higher selling and digital marketing costs, payroll expenses, third-party logistics services, professional fees and rent expense for office space. This compared to a loss from operations of $1,277,590, inclusive of $664,821 for royalty payments and $760,415 for selling, general and administrative expenses, including payroll expenses, third-party logistics services and general corporate overhead. In consideration of completing our IPO in January 2023, from which we raised gross proceeds of $8,625,000, prior to deducting underwriting discounts, commissions and offering expenses, we believe the cash on hand, in connection with cash generated from revenue, will be sufficient to fund the next 12 months of operations, though there can be no guarantee. In addition, we intend to pursue other opportunities for raising capital with outside investors.

The Company has continued to realize losses from operations. However, because of our capital raise efforts, including completing our IPO in January 2023, coupled with continued revenue growth, we believe that we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through December 2023. Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and for general corporate purposes. Our ability to fund our operations, to make planned capital expenditures, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

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

Critical Accounting Policies, Significant Judgments, and Use of Estimates

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

For the six months ended June 30, 2023, there were no significant changes to our existing critical accounting policies which are included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

On June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation dated August 29, 2022
3.2*	Amended and Restated Bylaws of MGO Global Inc. dated December 28, 2022
4.1*	Form of Representative’s Warrant in connection with the Company’s initial public offering
4.2*	Form of Warrant issued to investors in private placement
4.3*	Form of Placement Agent Warrant issued in first private placement
4.4*	Form of Placement Agent Warrant issued in second private placement
10.1†† *	Trademark License Agreement between MGOTEAM 1 LLC and Leo Messi Management SL dated November 20, 2021
10.2† *	Form of 2022 Equity Incentive Plan
10.3† *	Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated July 19, 2022
10.4† *	Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated July 19, 2022
10.5† *	Executive Employment Agreement between MGO Global Inc. and Julian Groves dated July 19, 2022
10.6† *	Executive Employment Agreement between MGO Global Inc. and Matt Harward dated October 13, 2022
10.7† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022
10.8† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022
10.9† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022
10.10† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Matt Harward dated October 24, 2022
10.11†*	Amended and Restated Independent Contractor Agreement between MGO Global Inc. and Vincent Ottomanelli dated December 2, 2022
10.12*	Equity Joint Venture Contract dated August 29, 2019 among Shanghai Celebrity Import and Export Co., LTD. and MGOTEAM LLC
10.13**	Letter of Intent for acquisition of certain assets of Stand Co, LLC by MGO Global Inc., dated March 13, 2023
10.14***	Commercial license agreement between MGO Global Inc. and Stand CO LLC, dated May 11, 2023
10.15***	Consulting agreement between MGO Global Inc. and Jason Harward, dated May 11, 2023
14.1*	Code of Ethics and Business Conduct
21.1*	List of Subsidiaries
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-268484), filed with the SEC on December 30, 2022.

†	Executive compensation plan or arrangement.

††	portions were redacted.

** Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2023.

*** Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2023.

**** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGO GLOBAL INC.

Dated: August 14, 2023	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: August 14, 2023	By:	/s/ Vincent Ottomanelli
Vincent Ottomanelli
Chief Financial Officer

