Form 10-Q
period 2023-09-30
MGO Global Inc.
filed 2023-11-14
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of November 13, 2023, there were 14,245,291 shares of common stock, par value $0.00001 per share, issued and outstanding.

MGO GLOBAL INC.

PART I	FINANCIAL INFORMATION	4

ITEM 1.	FINANCIAL STATEMENTS:	4

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II		24

ITEM 1.	LEGAL PROCEEDINGS	24

ITEM 1A	RISK FACTORS	24

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	24

ITEM 4.	MINE SAFETY DISCLOSURES	24

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	25

SIGNATURES		26

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGO GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,721,050	$113,952
Accounts receivable, net	57,466	101,837
Other current assets	15,364	7,864
Prepaid royalty expense	282,403	147,769
Prepaid expenses	388,238	-
Inventories	673,621	69,546
Total current assets	3,138,142	440,968

Property and equipment, net	209,603	-
Total assets	$3,347,745	$440,968

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$462,411	$648,129
Accounts payable - related party	-	22,533
Accrued liabilities	133,340	52,540
Accrued payroll	121,020	764,050
Other current liabilities	-	13,634
Current portion of loan payable	-	10,793
Related party payable	-	123,850
Total current liabilities	716,771	1,635,529

Total liabilities	716,771	1,635,529

Stockholders' equity (deficit):
Common stock, par value $0.00001, authorized 20,000,000 shares; 14,241,541 and 11,689,230 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	142	117
Additional paid-in capital	13,959,293	4,963,340
Accumulated deficit	(10,781,523)	(5,796,636)
Total MGO stockholders' equity (deficit)	3,177,912	(833,179)
Non-controlling interest	(546,938)	(361,382)
Total stockholder's equity (deficit)	2,630,974	(1,194,561)
Total liabilities and stockholders' equity (deficit)	$3,347,745	$440,968

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues, net	$1,469,802	$140,191	$3,755,441	$336,103
Cost of goods sold	580,560	29,292	1,337,689	77,558
Gross profits	889,242	110,899	2,417,752	258,545

Operating expenses:
Royalty expenses	303,849	322,591	931,961	987,412
Selling, general and administrative expense	3,134,670	480,178	6,663,310	1,240,593
Total operating expenses	3,438,519	802,769	7,595,271	2,228,005

Operating loss	(2,549,277)	(691,870)	(5,177,519)	(1,969,460)

Other (income) expenses:
Finance charges	-	8,775	11,656	111,346
Gain on settlement of debt	-	–	(3,500)	–

Other (income) expense, net	2,836	(696)	(15,232)	386
Total other (income) expenses	2,836	8,079	(7,076)	111,732
Net loss	$(2,552,113)	$(699,949)	$(5,170,443)	$(2,081,192)
Less: net loss attributable to noncontrolling interest	(62,800)	(72,618)	(185,556)	(222,131)
Net loss attributable to MGO stockholders	$(2,489,313)	$(627,331)	$(4,984,887)	$(1,859,061)

Basic and diluted weighted average shares outstanding	14,241,541	10,351,833	14,033,764	10,818,000

Basic and diluted net loss per share to MGO stockholders	$(0.17)	$(0.06)	$(0.36)	$(0.17)

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

					Additional		Total MGO Stockholders'	Non-	Total Stockholders'
	Common Stock		Preferred Shares		Paid-In	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)	Interests	(deficit)

Balance at December 31, 2021	9,593,000	$96	-	$-	$2,866,559	$(3,213,690)	$(347,036)	$(66,971)	$(414,007)

Share issuance for cash	342,500	3	-	-	288,679	-	288,682	-	288,682
Net loss	-	-	-	-	-	(511,071)	(511,071)	(65,655)	(576,725)
Balance at March 31, 2022	9,935,500	$99	-	$-	$3,155,238	$(3,724,761)	$(569,425)	$(132,626)	$(702,050)

Share issuance for cash	882,500	9	-	-	806,680	-	806,689	-	806,689
Warrants issued for financing expenses	-	-	-	-	85,686	-	85,686	-	85,686
Imputed interest	-	-	-	-	6,636	-	6,636	-	6,636
Net loss	-	-	-	-	-	$(720,660)	(720,660)	$(83,858)	(804,518)
Balance at June 30, 2022	10,818,000	$108	-	$-	$4,054,240	$(4,445,421)	$(391,074)	$(216,484)	$(607,557)

Share issuance for cash	-	-	-	-	1	-	1	-	1
Stock compensation expense	50,000	1			49,999		50,000		50,000
Capital contribution by founders	-	-	-	-	15,400	-	15,400	-	15,400
Warrants issued for financing expenses	-	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	3,710	-	3,710	-	3,710
Net loss	-	-	-	-	-	(627,330)	(627,330)	(72,618)	(699,949)
Balance at September 30, 2022	10,868,000	109	-	-	4,123,350	(5,072,751)	(949,293)	(289,102)	(1,238,395)

Balance at December 31, 2022	11,689,230	$117	-	$-	$4,963,340	$(5,796,636)	$(833,179)	$(361,382)	$(1,194,561)

Share issuance for cash	1,725,000	17	-	-	7,622,337	-	7,622,354	-	7,622,354
Cashless exercise of warrants	127,311	1	-	-	(1)	-	-	-	-
Cash received from exercise of warrants	700,000	7	-	-	699,993	-	700,000	-	700,000
Net loss	-	-	-	-	-	(1,158,056)	(1,158,056)	(62,069)	(1,220,125)
Balance at March 31, 2023	14,241,541	$142	-	$-	$13,285,669	$(6,954,692)	$6,331,118	$(423,451)	$5,907,668

Net loss	-	$-	-	$-	$-	$(1,337,518)	(1,337,518)	$(60,687)	(1,398,205)
Balance at June 30, 2023	14,241,541	$142	-	$-	$13,285,669	$(8,292,210)	$4,993,600	$(484,138)	$4,509,463

Stock compensation expense					$673,624				673,624
Net loss	-	$-	-	$-	$-	$(2,489,313)	(2,489,313)	$(62,800)	(2,552,113)
Balance at September 30, 2023	14,241,541	142	-	-	13,959,293	(10,781,523)	3,177,912	(546,938)	2,630,974

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,170,443)	$(2,081,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	-	10,346
Stock compensation expense	673,624	50,000
Warrants issued for financing expense	-	85,686
Depreciation expense	38,321	-
Net changes in operating assets & liabilities:
Accounts receivable	44,371	(49,311)
Inventory	(604,075)	(23,941)
Prepaid expenses	(388,238)	(39,544)
Prepaid royalty expense	(134,634)	-
Other current assets	(7,500)	-
Accounts payable - related party	(22,533)	13,755
Accrued payroll - related party	(643,030)	212,250
Accounts payable and accrued liabilities	(182,426)	643,946
Net cash used in operating activities	(6,396,563)	(1,178,005)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(179,853)	-
Net cash used in investing activities	(179,853)	-

Cash flows from financing activities:
Shares issued for cash	7,622,354	1,095,371
Cash received from exercise of warrants	700,000	-
Repayment of loans payable related party	(128,047)	(7,476)
Repayment of loans payable	(10,793)	(42,626)
Borrowings from loans payable related party	-	25,000
Borrowings from loans payable	-	40,400
Net cash provided by financing activities	8,183,514	1,110,669

Net increase (decrease) in cash and cash equivalents	1,607,098	(67,336)
Cash and cash equivalents at beginning of period	113,952	87,922
Cash and cash equivalents at end of period	$1,721,050	$20,586

See accompanying notes to these unaudited condensed consolidated financial statements.

MGO GLOBAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 1 - ORGANIZATION AND OPERATIONS

The Messi Store/MGOTeam1 LLC

MGO Global, Inc. (“MGO”, “we”, “us”, “our”, or the “Company”) was formed on December 6, 2021, operating through its subsidiary, MGOTEAM 1 LLC, which designs, manufactures, licenses, distributes, advertises and sells a range of products under the soccer legend Lionel (Leo) Messi brand, “The Messi Brand.” The Messi Brand is a premium lifestyle brand with a sporty edge; products are primarily marketed and sold on the Company’s ecommerce site, The Messi Store, found at www.themessistore.com.

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

Stand Flagpoles/Americana Liberty, LLC

On March 13, 2023, we obtained a royalty-free, worldwide and exclusive license (the “License”) to the use of certain assets of Stand Co., LLC (“Stand”) for all purposes in exchange for payment of $1.00 by the Company. The License was entered into in connection with a potential acquisition by the Company of the assets related to the License. The term of the License commenced on March 15, 2023 and was originally set to expire on the earlier of: 1) May 12, 2023, or 2) the date when the Company and Stand signed a definitive agreement for the acquisition of the assets. Licensed assets include all rights to all stock keeping units (“SKU”) of Stand sold under the names: “Roosevelt Premium 25 foot Telescoping Flag Pole Kit,” “20 Foot Telescoping Flag Pole Kit” and “LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to the brand name “Stand Flagpoles,” domain and website standflagpoles.com, the Meta pages associated with the Stand Flagpoles brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook assets & accounts; all historical digital and non-digital assets; and customer database since inception.

In support of our new flagpole business, we formed a wholly-owned subsidiary, Americana Liberty, LLC (“Americana Liberty”), on March 13, 2023, which was created to advertise and sell the licensed line of Stand Flagpoles and other related products, along with an expanding line of patriotic-themed products to be developed and marketed to consumers through our Americana Liberty subsidiary.

On May 11, 2023, we extended the License to December 31, 2023 in exchange for a 12-month consulting agreement with Jason Harward (the “Consultant”), the owner of Stand Co and nephew of Matt Harward, our former Chief Marketing Officer of MGO. The Consultant shall furnish the Company with business continuity and consulting services. The services to be performed by the Consultant under this agreement shall be requested in writing and agreed upon by both parties and shall be substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash or immediately available funds in the amount of $150,000 payable on September 30, 2023; (2) cash or immediately available funds in the amount of $200,000 payable no later than January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 150,000 restricted stock units of the Company issuable on May 11, 2023 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024.  On September 1, 2023, a payment of $150,000 in cash was made to the Consultant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The unaudited consolidated balance sheet as of September 30, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2023, or the Annual Report. Interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

MGOTEAM 1, LLC (“MGO LLC”) was formed on October 11, 2018, and the Company entered into a Rollover Agreement by and among MGO LLC and members of MGO LLC on December 6, 2021. All of the members of MGO LLC, except for one member who owns a 11.82% membership interest in MGO LLC, exchanged all of their membership interests in MGO LLC for 8,818,000 shares of MGO’s common stock. The sole MGO LLC member which did not rollover his 11.82% membership interest in MGO LLC to MGO Global Inc. as of December 6, 2021 was due to the fact that the Company had exhausted all reasonable means to locate and/or contact the member through the third quarter of 2023. However, the sole member has recently made contact with the Company and management is now in active discussions with him to determine a go-forward relationship.

We account for the remaining minority interest in MGO LLC as non-controlling interest. Both the Company and MGO LLC were under common control, the series of contractual arrangements between the Company and MGO LLC on December 6, 2021 constituted a reorganization under common control and are required to be retrospectively applied to the consolidated financial statements at their historical amounts. The consolidated financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods. This includes a retrospective presentation for all equity related disclosures, including issued shares and earnings per share, which have been revised to reflect the effects of the reorganization in accordance with ASC 250 as of December 31, 2021 and 2020. ASC 250 requires that a change in the reporting entity from reorganization entities under common control, be retrospectively applied to the financials statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity of the transaction occurred.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used for joint ventures and investments in Shanghai Celebrity International Trading Co., Ltd (“SCIT”), which the Company has significant influence but does not have effective control.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the footnotes thereto. Actual results could differ from those estimates. It is reasonably possible that changes in estimates will occur in the near term.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2023 and December 31, 2022, the Company had $1,205,141 and $0 in excess of the FDIC limit, respectively.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers who are deemed credit worthy. Ongoing credit evaluations are performed, and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. As of September 30, 2023 and December 31, 2022, the Company had no allowance for accounts receivable.

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

Prepaid Royalty Expense

The Company pays 500,000€ every five months in accordance with the terms and conditions set forth in the Trademark License Agreement payment schedule with LMM signed on November 20, 2021. The Company records each installment payment as prepaid expense, and it is amortized over the license period granted by LMM. See Note 8.

Property and Equipment, Net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer	3 years
Equipment	3 years
Internal use software	3 years

Revenue Recognition

The Messi Store/MGOTEAM 1, LLC

The Company recognizes revenues when its customer obtains control of promised goods or services in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

We sold The Messi Brand products direct to consumers through The Messi Store ecommerce website we operate and through The Messi Store mobile app; and we sold products to wholesale customers.

For the nine months ended September 30, 2023, the Company sold $887,314 directly to consumers via our website and $44,526 to wholesale and other customers.

For the nine months ended September 30, 2022, the Company sold $189,929 directly to consumers via our website and $146,174 to wholesale and other customers.

Stand Flagpoles/Americana Liberty, LLC

Revenue transactions associated with the sale of Stand Flagpoles products comprise a single performance obligation, which consists of the sale of products to customers through online sales through our website www.standflagpoles.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon shipment. The transactions price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment is due at the time of sale for online transactions.

One hundred percent of revenues stemming from sales of Stand Flagpoles products occurred direct to consumers through the standflagpoles.com ecommerce website.

For the nine months ended September 30, 2023, the Company sold $2,823,601 directly to consumers via our website.

For the nine months ended September 30, 2022, the Company sold $0, due to the fact that we didn’t license Stand Flagpoles until the first quarter of 2023.

Non-Controlling Interest

One member did not rollover his 11.82% membership interest from MGO LLC to MGO as of December 6, 2021 after the Company exhausted all reasonable means to locate and/or contact the member. In October 2023, the member has initiated communication and management will be addressing the on-going and future relationship with this member. According to ASC 810-10-45-22 through 810-10-45-24, the carrying amount of the NCI will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in equity/APIC and attributed to the equity holders of the parent in accordance with ASC 810-10-45-23. The Company accounted for this portion of shares as non-controlling interest as of December 6, 2021 for $12,598. The Company recorded non-controlling interest of $(62,800) and $(72,618) from the net loss for the three months ended September 30, 2023 and 2022, respectively. The Company recorded non-controlling interest of $(185,556) and $(222,131) from the net loss for the nine months ended September 30, 2023 and 2022, respectively.

Foreign Currency

For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in the statements of operations as finance charges.

Segment Reporting

The Company has two reportable segments: 1) The Messi Store, which sells a range of products under The Messi Brand; and 2) Stand Flagpoles, which sells a range of residential flagpoles and related products direct to consumers. MGO Digital exists for the purpose of testing, developing and incubating new brand concepts. As of September 30, 2023, the activity was immaterial and therefore not separately segmented out. The chief operating decision maker is responsible for allocating resources and assessing performance and obtains financial information, being the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flow, about the Company as a whole.

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

NOTE 3 – GOING CONCERN

As of September 30, 2023, we had working capital of $2,421,371. For the nine months ended September 30, 2023, we incurred a loss from operations of $5,177,519, inclusive of $931,961 for royalty expenses paid to LMM and $6,663,310 for selling, general and administrative expenses, including higher selling and digital marketing costs, payroll expenses, third-party logistics services, professional fees and rent expense for office space. This compared to a loss from operations of $1,969,460, inclusive of $987,412 for royalty payments to LMM and $1,240,593 for selling, general and administrative expenses, including payroll expenses, third-party logistics services and general corporate overhead. In consideration of completing our IPO in January 2023, from which we raised gross proceeds of $8,625,000, prior to deducting underwriting discounts, commissions and offering expenses, we believe the cash on hand, in connection with cash generated from future revenue, may not be sufficient to sustain continued operating losses.

The Company is continually evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, equity financing, issuing, or restructuring debt, entering into other financing arrangements, and restructuring operations to increase revenues and decrease expenses. The Company may be unable to access further equity or debt financing when needed or obtain additional liquidity under acceptable terms, if at all. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 4 – BALANCE SHEET ITEMS

Inventory

As of September 30, 2023 and December 31, 2022, inventory amounted to $673,621 and $69,546, respectively.

	September 30, 2023	December 31, 2022
Finished goods	$673,621	$69,546
Total	$673,621	$69,546

Prepaid Expenses

As of September 30, 2023 and December 31, 2022, prepaid expenses amounted to $388,238 and $0, respectively.

	September 30, 2023	December 31, 2022
Prepaid inventory	$261,224	$-
Prepaid insurance	94,595	-
Others	32,419	-
Total	$388,238	$-

Accounts Payable and Accrued Liabilities (Including Related Parties)

Accounts payable and accrued liabilities were $595,751 and $723,202 as of September 30, 2023 and December 31, 2022, respectively. Accounts payable are mainly payables to vendors and accrued liabilities consists of mainly credit card payable and sales and VAT tax payable.

	September 30, 2023	December 31, 2022
Accounts payable	$395,989	$275,551
Warehouse rent payable	42,144	78,673
Legal payable	-	316,438
Insurance payable	24,278	-
Accrued liabilities	133,340	52,540
Total accounts payable and accrued liabilities:	$595,751	$723,202

In January 2023, the Company entered into a financing agreement for D&O insurance with BankDirect at an interest rate of 6%, a principal balance of $284,775 and a monthly payment of $32,438 over the nine-month term of the promissory note. This loan will mature on November 3, 2023. As of September 30, 2023, the balance of this note payable was $24,278 and has been recorded under accounts payable on the balance sheet.

NOTE 5 – LOAN PAYABLE

On May 25, 2022, the Company entered into a loan with PayPal with an interest rate of 6.51% and principal balance of $25,000 and monthly payment of $539 over the term of the loan. This loan matured on May 25, 2023. The Company paid the principal balance of $10,793 during the nine months ended September 30, 2023. The balance as of September 30, 2023 of this loan was $0.

	September 30, 2023	December 31, 2022
Current portion of loans payable	$-	$10,793
Non-current portion of loans payable	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company borrowed $45,556 from and paid $24,976 to our Chairman and CEO, Maximiliano Ojeda, for the year ended December 31, 2022. The Company borrowed $0 and paid $128,047 to Mr. Ojeda, Mr. Groves and Ms. Hilfiger for the nine months ended September 30, 2023. This borrowing does not have a fixed maturity date or stated rate of interest. As of September 30, 2023 and December 31, 2022, the balance of loans payable to Mr. Ojeda, Mr. Groves and Ms. Hilfiger was $0 and $123,850, respectively.

The accounts payable owed to our Chairman and CEO as of September 30, 2023 and December 31, 2022 was $0 and $22,533, respectively.

On May 11, 2023, we extended the Stand Flagpoles License to December 31, 2023 in exchange for a 12-month consulting agreement with Jason Harward (“Consultant”), the owner of Stand and nephew of Matt Harward, MGO’s former Chief Marketing Officer (see Note 12). The Consultant shall furnish the Company with business continuity and consulting services. The services to be performed by the Consultant under this agreement shall be requested in writing and agreed upon by both parties and shall be substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash or immediately available funds in the amount of $150,000 payable on September 30, 2023; (2) cash or immediately available funds in the amount of $200,000 payable no later than January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; and (3) 150,000 restricted stock units of the Company to be issued on August 1, 2023 and are subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024. On September 1, 2023, a payment of $150,000 in cash was made to the Consultant.

NOTE 7 – STOCKHOLDERS’  EQUITY

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

In January 2023, the Company issued 700,000 shares to the Pre-IPO funding investors pursuant to the exercise of their warrants at fair value of $1 per share.

In January 2023, the Company issued 127,311 shares to Boustead Securities, LLC pursuant to the cashless exercise of their 164,475 warrants.

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

During the nine months ended September 30, 2022, the Company issued a total of 85,750 warrants for a period of five years at a price per share of $1.00. Upon the issuance of the warrant as compensation for its services as an underwriter, the warrant was categorized as equity and the fair value of $85,686 was recorded as finance expense.

In January 2023, the Company issued 700,000 shares to the Pre-IPO funding investors pursuant to the exercise of their warrants at fair value of $1 per share.

In January 2023, the Company issued 127,311 shares to Boustead Securities, LLC pursuant to the cashless exercise of their 164,475 warrants.

The following is a summary of warrant activity for the nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	938,000	$1.00	3.73	$—
Issued	86,250	1.00	5.00	—
Forfeited	—	—	—	—
Exercised	(864,475)	—	—	—
Outstanding, September 30, 2023	159,775	$1.00	3.88	$—
Exercisable, September 30, 2023	159,775	$1.00	3.88	$—

During the nine months ended September 30, 2022, the Company issued a total of 85,750 warrants for a period of five years at a price per share of $1.00. Upon the issuance of the warrant as compensation of its services as placement agent, the warrants were categorized as equity and the fair value of $85,686 was recorded as a finance expense.

The following is a summary of warrant activity for the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	54,250	$1.00	4.23	$—
Granted	85,750	1.00	4.55	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding, September 30, 2022	140,000	$1.00	4.43	$—
Exercisable, September 30, 2022	140,000	$1.00	4.43	$—

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Expected term	5 years	5 years
Stock price	$1	$1
Exercise price	$1	$1
Expected average volatility	105% - 192%	328% - 339%
Expected dividend yield	-	-
Risk-free interest rate	4.24%	1.76% - 2.89%

Stock Options

On August 1, 2023, MGO issued stock options to certain directors and consultants of the Company. These stock options can be exercised for a total of 1,150,000 shares of the Company’s Common Stock at an exercise price of $5.00 per share and a vesting period which commenced on August 1, 2023. The remaining weighted average contractual life as of September 30, 2023 is 4.54 years.

The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	—	$—	—	$—
Issued	1,150,000	5.00	5.00	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding, September 30, 2023	1,150,000	$5.00	4.54	$—
Vested and Exercisable, September 30, 2023	380,000	$5.00	4.54	$—

The Company estimated the fair value of the stock-based compensation using the Black Scholes Model with the following assumption inputs:

For the Nine Months Ended September 30, 2023
Expected life of the options	4.35 – 5.0
Share price of the issuance date	1.82
Expected volatility	95%
Expected dividend rate	-
Rick-free interest rate	4.24% - 4.41%

For the nine months ended September 30, 2023 and 2022, the Company’s stock option compensation expenses amounted to $572,060 and $0, respectively. The total unrecognized compensation cost related to stock options as of September 30, 2023 was $552,455.

Restricted Stock Units (“RSUs”)

For the three months ended September 30, 2023, the Company’s compensation committee recommended to the Board of Directors and the Board approved the granting of certain RSUs to members of the senior leadership team.

The following is a summary of RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	-	$-
Granted	304,788	1.41
Cancelled	-	-
Vested	-	-
Outstanding as of September 30, 2023	304,788	$1.41
Vested as of September 30, 2023	-	$-
Unvested as of September 30, 2023	304,788	$1.41

The aggregate fair value of RSU awards was $431,123 and valued at the closing price of the Company's Common Stock on the date of grant. The Company recognized $101,565 stock compensation expense related to RSU awards for the three and nine months ended September 30, 2023. The total unrecognized compensation cost related to unvested RSUs as of September 30, 2023 was $329,558.

NOTE 8 –PREPAID ROYALTY EXPENSE

On October 29, 2018, the Company entered into a Trademark License Agreement with Leo Messi Management SL (“LMM”) to have the right to license the Licensed Mark. Both parties agreed to cancel the original Trademark License Agreement due to COVID-19 in 2021 and both parties were released from the obligations and responsibilities under the original Trademark License Agreement. The Company recorded the actual royalty expense paid on or before the new agreement in November 2021 since both parties agreed to waive the original payment schedule in the 2018 Trademark License agreement.

On November 20, 2021, the Company entered into a Trademark License Agreement with LMM to have the worldwide license to use Leo Messi’s trademarks for the purpose of developing, manufacturing, marketing and promoting products under The Messi Brand. The Company is to pay LMM a minimum guaranteed amount of royalties in installments, amounting to Four Million Euros (4,000,000 €), net of taxes, with the final payment due on November 15, 2024.

The Company recorded $303,849 and $322,591 royalty expense for the three months ended September 30, 2023 and 2022, respectively. The Company recorded $931,961 and $987,412 royalty expense for the nine months ended September 30, 2023 and 2022, respectively. The prepaid expense as of September 30, 2023 and December 31, 2022 was $282,403 and $147,769, respectively.

The following table presents the future royalty payments associated with the Trademark License Agreement based on exchange rate as of September 30, 2023:

Fiscal year ending December 31,	Amount
	USD	Euros
2023	$-	(-€)
2024	1,587,600	(1,500,000€)
Total	$1,587,600	(2,000,000€)

NOTE 9 – LEASES

On February 20, 2023, we signed a renewable one-year lease for a building located at 813 NE 17th Terrace, Fort Lauderdale, Florida 33304, providing for approximately 2,300 square feet of space for office use by our executives and personnel based in South Florida. We determined this is a short-term lease, so no right-of-use assets were recognized as of September 30, 2023.

NOTE 10 – RISKS AND UNCERTAINITIES

The Company is subject to credit, liquidity and market risks, as well as other payment-related risks, such as risks associated with the fraudulent use of credit or debit cards and customer banking information, which could have adverse effects on our business and revenues due to chargebacks from customers.

NOTE 11 – SEGMENT INFORMATION

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable and other assets.

As of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022, respectively, information about the Company’s reportable segments consisted of the following:

Assets

	Corporate	The Messi Store	Stand Flagpoles	Total
As of September 30, 2023
Assets	$1,881,018	$585,976	$880,751	$3,347,745
As of December 31, 2022
Assets	$32,275	$408,693	$-	$440,968

Net (Loss) Income

	Corporate	The Messi Store	Stand Flagpoles	Total
Three Months Ended September 30, 2023
Revenues	$-	$415,641	$1,054,161	$1,469,802
Cost of sales	-	345,557	235,002	580,560
Loss from operations	(1,673,042)	(517,776)	(358,457)	(2,549,277)
Other (income) expense, net	(10,695)	13,531	-	2,836
Net loss	$(1,662,348)	$(531,308)	$(358,456)	$(2,552,113)

Three Months Ended September 30, 2022
Revenues	$-	$140,191	$-	$140,191
Cost of sales	-	29,292	-	29,292
Loss from operations	(60,335)	(631,535)	-	(691,870)
Other (income) expense, net	(6,636)	14,715	-	8,079
Net loss	$(53,699)	$(646,249)	$-	$(699,949)

	Corporate	The Messi Store	Stand Flagpoles	Total
Nine Months Ended September 30, 2023
Revenues	$-	$931,840	$2,823,601	$3,755,441
Cost of sales	-	576,216	761,472	1,337,689
Loss from operations	(3,140,355)	(1,539,070)	(498,094)	(5,177,519)
Other (income) expense, net	(36,376)	29,300	-	(7,076)
Net loss	$(3,103,979)	$(1,568,370)	$(498,094)	$(5,170,443)

Nine Months Ended September 30, 2022
Revenues	$-	$336,103	$-	$336,103
Cost of sales	-	77,558	-	77,558
Loss from operations	(112,514)	(1,856,945)	-	(1,969,460)
Other (income) expense, net	85,686	26,047	-	111,733
Net loss	$(198,200)	$(1,882,991)	$-	$(2,081,192)

NOTE 12 – SUBSEQUENT EVENTS

Engagement of Strategic Marketing Advisor

On October 9, 2023, MGO engaged an independent strategic marketing advisor (“Advisor”) to provide marketing management services and general business advisory services to the Company. In consideration of the Advisor’s performance of contracted services, the Advisor is entitled to receive in aggregate a total of 20,000 shares of restricted common stock, issuable in pro-rated monthly installments of restricted shares commencing on October 9, 2023 and ending on February 9, 2024.

Deficiency Notice from Nasdaq

On October 19, 2023, MGO Global, Inc. (the "Company”) received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC ("Nasdaq”) therein stating that for the 30 consecutive business day period between September 7, 2023 through October 18, 2023, the Common Stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until April 16, 2024 (the "Compliance Period”), to regain compliance with the Bid Price Rule.

If the Company does not regain compliance with the Bid Price Rule by April 16, 2024, the Company may be eligible for an additional 180-day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company cannot regain compliance during the Compliance Period or any subsequently granted compliance period, the common stock of the Company will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel.

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol "MGOL.” The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

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

Overview

Founded in October 2018 and headquartered in Florida with remote employees and specialty contractors in London, New York and Latin America, MGO Global Inc. (“MGO,”, “MGO Global”, the “Company,” “we,” “our,” and “us”) has built a brand acceleration platform with a focus on the acquisition, optimization and monetization of consumer brands across multiple categories. Our mission is to provide customers with unmatched variety, quality and shopping experience, while adding considerable value for MGO’s shareholders.

Not new to building successful global lifestyle brands, our accomplished leadership team encompasses decades of experience in fashion design, marketing, technology, corporate finance and branding. Our design team continues to push innovation and evolution of the product cycle without compromising quality and design integrity. We believe that our management’s executive-level expertise in marketing technology will empower MGO to play an important role in defining the next generation of Direct-to-Consumer (“DTC”) digital commerce. Our finance and accounting team is tasked with ensuring that responsible decision making is informed by our commitment to maintaining economic stability and focus on strategic growth.

With a deep understanding of analytics, personality-driven trust and algorithm-driven distribution, our marketing team is uniquely equipped to leverage emerging technologies to build brands efficiently and cost-effectively with a small core team of specialists. Through our end-to-end, scalable brand-building platform, backed by robust consumer behavioral data, we are intent on building digitally native brands that thrive in the modern DTC economy.

In 2018, MGO signed a global licensing agreement with soccer player Lionel Messi and created “The Messi Brand” - a line of casual wear and accessories inspired by his trend-setting style and offered on The Messi Store. The brand’s design focus is on accessibility and ease, much like Messi’s personal style. While this was previously the only asset in our portfolio through early 2023, our business model is centered on strategic expansion through collaborations, licensing, acquisitions and organic development. We intend to drive the commercial value of each brand within our portfolio through our own DTC platform methodologies, ensuring that each brand maintains its own unique identity while remaining thoughtfully aligned with the values of our customers.

In March 2023, MGO obtained a royalty-free, worldwide and exclusive license to the assets of Stand CO, LLC, a DTC digitally native brand which offers a line of high quality, residential flagpoles, American flags, solar flagpole light kits, flagpole finials, patriotic-themed apparel and other products. The Company’s management believes that the addition of the Stand Flagpoles brand to MGO’s brand portfolio brings the Company immediate revenue generation and the opportunity to further demonstrate the benefits of its end-to-end, data-driven brand-building platform to help accelerate and optimize long-term growth. In late March 2023, the Company formed Americana Liberty, LLC, a wholly owned subsidiary focused exclusively on supporting the new DTC flagpole and related product line.

Guided by the Company’s expertise and fueled by our team’s passion to ultimately grow MGO into a major lifestyle brand portfolio company and its brands into universally recognized symbols of excellence, MGO is committed to exceeding our partners’ and customers’ expectations by creating and delivering innovative, premium lifestyle consumer products and earning lifetime fidelity to our DTC brands through high-touch customer engagement, service and attention.

Resignation of Chief Marketing Officer

On September 29, 2023, Matthew Harward, who served as Chief Marketing Officer of the Company, informed MGO’s management of his resignation as Chief Marketing Officer, effective immediately.

Results of Operations for Three and Nine Months Ended September 30, 2023 as Compared to Three and Nine Months Ended September 30, 2022

Revenues

For the three-month period ended September 30, 2023, revenues climbed 948% to $1,469,802, up from $140,191 for the comparable three-month period in 2022. Revenues generated from sales of The Messi Brand apparel, accessories and homewares through our MGOTEAM1, LLC subsidiary climbed 197% to $415,641 for the three months ended September 30, 2023 when compared to $140,191 reported for the three months ended September 30, 2022. Revenues from our Stand Flagpoles business, operated through our Americana Liberty subsidiary, totaled $1,054,161 for the three months ended September 30, 2023, which compared to $0 for the same three months in 2022, given that we did not license Stand Flagpoles until March of 2023.

For the nine months ended September 30, 2023 and 2022, total sales increased 1017% to $3,755,441 from $336,103, respectively. Revenue contribution from The Messi Brand represented $931,840 for the first nine months of 2023, which is up from revenues of $336,103 reported for the comparable nine-month period last year. Sales stemming from sales of Stand Flagpoles products totaled $2,822,601 for the nine months ended September 30, 2023 compared to $0 in the prior year due to the aforementioned timing of the licensing of Stand Flagpoles, which occurred in the first quarter of 2023.

Cost of Sales and Gross Profit

Cost of goods sold for the three months ended September 30, 2023 increased 1882% to $580,560 compared to cost of goods sold of $29,292 reported for the three months ended September 30, 2022. This resulted in a gross profit of $889,242 for the three months ended September 30, 2023, compared to $110,899 for the same three-month period in 2022. The 702% increase in gross profit was attributable to the expansion and diversity of products sold in the second quarter of 2023, which included the addition of our new flagpole and related products licensed from Stand Co. in March 2023.

For the reasons mentioned, cost of goods sold for the nine months ended September 30, 2023 rose 1625% to $1,337,699 as compared to cost of goods sold of $77,558 reported for the same nine-month period in the previous year. Gross profit also increased, rising 835% to $2,417,752 from $258,545 for the nine months ended September 30, 2023 and 2022, respectively.

Operating Expenses

For the three months ended September 30, 2023, total operating expenses rose 328% to $3,438,519 as compared to total operating expenses of $802,769 for the three months ended September 30, 2022, due primarily to a 537% increase in selling, general and administrative expenses. Likewise, for the nine months ended September 30, 2023, total operating expenses increased 241% to $7,595,271 compared to total operating expenses of $2,228,005 reported for the same nine-month period in 2022.

The overall increase in expenses for the first nine months of 2023 was largely attributable to higher selling, general and administrative (“SG&A”) expenses associated with the Company’s workforce expansion, amounting to $1,935,521 compared to $689,209 in the first nine months of 2022; as well as increased sales and marketing expenses amounting to $3,105,116 in the nine months of 2023 compared to $545,469 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the increase in SG&A was also impacted by a stock compensation expense of $673,624, which compared to $0 in the prior year. The Company also incurred costs associated with becoming a publicly traded company in January 2023, which totaled $521,426 for the nine months ended September 30, 2023.

Other (Income) Expenses

Total other expenses for the three months ended September 30, 2023 was $2,836 compared to total other expenses of $8,079 for the three months ended September 30, 2022. The improvement was primarily due to the remeasurement of foreign currency transactions into U.S. dollars and recorded as finance charges booked in the three months ended September 30, 2022.

For the nine months ended September 30, 2023, total other income was $(7,076), which compared to total other expenses of $111,732 reported for the nine months ended September 30, 2022. The considerable reduction in total other expenses was largely attributable to higher finance charges in the 2022 nine-month period for the remeasurement of foreign currency transactions into U.S. dollars offset by higher income booked for a gain on settlement of debt and accounting for interest income of $40,472 recorded in the nine-month reporting period ended September 30, 2023.

Net Loss

After factoring the net loss attributable to non-controlling interest of $62,800 for the three months ended September 30, 2023, net loss increased 307% to $2,552,113, or $0.17 loss per share; as compared to a net loss after factoring the net loss attributable to non-controlling interest of $72,618, of $627,331, or $0.06 loss per share, for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, net loss increased 178% to $5,170,443, or $0.36 loss per share after accounting for a net loss attributable to non-controlling interest of $185,556. This compared to a net loss of $1,859,061, or $0.17 loss per share, for the first nine months of 2022 after factoring a net loss attributable to non-controlling interest of $222,131.

Cash Flows

As of September 30, 2023, cash on hand was $1,721,050, as compared to $113,952 as of December 31, 2022, an increase of 1410%. The increase was attributable to completion of the Company’s Initial Public Offering on January 18, 2023, resulting in net proceeds of $7,239,855, which is net of offering expenses of $1,385,145. Until such time that the Company fully implements its growth strategy, it expects to continue generating operating losses in the foreseeable future, primarily due to higher corporate overhead, higher marketing and inventory expenses and the costs associated with being a public company.

For the nine months ended September 30, 2023, cash used in operations was $6,396,563, an increase of 443%, as compared to cash used of $1,178,005 for the nine months ended September 30, 2022. The increase in cash used in operations during the first nine months of 2023 was principally due to higher prepaid expenses and inventory expenses, as well as higher accounts payable and accrued liabilities and the accounting for accrued payroll and accounts payable to members of our senior leadership team.

For the nine months ended September 30, 2023, cash used in investing activities was $179,853, which compared to $0 for the nine months ended September 30, 2022. The 100% increase was due to purchases of office equipment, furniture, technological tools and other necessities to equip the Company’s corporate office and achieve greater efficiencies in our daily business operations.

For the nine months ended September 30, 2023, cash provided by financing activities was $8,183,514, an increase of 637% as compared to cash provided by financing activities of $1,110,669 recorded for the nine months ended September 30, 2022. The increase was directly related to the completion of the Company’s IPO in January 2023 offset by repayment of loans payable to related and non-related parties.

Liquidity and Capital Resources

As of September 30, 2023, we had working capital of $2,421,371. For the nine months ended September 30, 2023, we incurred a loss from operations of $5,177,519, inclusive of $931,961 for royalty expenses paid to LMM and $6,663,310 for selling, general and administrative expenses, including higher selling and digital marketing costs, payroll expenses, third-party logistics services, professional fees and rent expense for office space. This compared to a loss from operations of $1,969,460, inclusive of $987,412 for royalty payments to LMM and $1,240,593 for selling, general and administrative expenses, including payroll expenses, third-party logistics services and general corporate overhead. In consideration of completing our IPO in January 2023, from which we raised gross proceeds of $8,625,000, prior to deducting underwriting discounts, commissions and offering expenses, we believe the cash on hand, in connection with cash generated from revenue, may not be sufficient to sustain continued operating losses.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations; and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. As such, the aforementioned factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

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

For the nine months ended September 30, 2023, there were no significant changes to our existing critical accounting policies which are included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

On September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

Over the past 18 months, inflation has adversely affected our business, financial condition, and results of operations by increasing our overall cost structure, and such affects will be further exacerbated if we are unable to achieve commensurate increases in the prices, we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for sportswear and outerwear, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation, as well as a potential recession, our business, financial condition and results of operations could be adversely affected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three and six months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

MGO GLOBAL INC.

Dated: November 14, 2023	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: November 14, 2023	By:	/s/ Vincent Ottomanelli
Vincent Ottomanelli
Chief Financial Officer

