Form 10-K
period 2023-12-31
MGO Global Inc.
filed 2024-04-01
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,949,668.

As of April 1, 2024, there were 16,293,381 shares of common stock, par value $0.00001 per share, issued and outstanding.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

●	current economic conditions, including consumer spending levels and the price elasticity of our products;

●	the highly competitive and evolving nature of the industry in which we compete;

●	our ability to successfully manage social, political, economic legal and other conditions affecting our operations and our supply chain sources, such as political instability and acts of war or terrorism, natural disasters, disruption of markets, operational disruptions, changes in import or export laws, currency restrictions and currency exchange rate fluctuations;

●	the impact of the loss of one or more of our suppliers of finished goods or raw materials;

●	our ability to manage our inventory effectively and reduce inventory reserves;

●	our ability to optimize our global supply chain;

●	our ability to distribute our products effectively through our ecommerce store and through our growing wholesale distribution channel;

●	our ability to keep pace with changing consumer preferences;

●	the impact of any inadequacy, interruption or failure with respect to our information technology or any data security breach;

●	our ability to protect our reputation and the reputation and images of our licensed and any future proprietary brand(s);

●	unanticipated changes in our tax rates or exposure to additional income tax liabilities or a change in our ability to realize deferred tax benefits;

●	our ability to comply with environmental and other laws and regulations;

●	changes in our relationship with our employees and costs and adverse publicity from violations of labor or environmental laws by us or our suppliers;

●	our ability to attract and retain key personnel; and

●	our ability to integrate and grow potential acquisitions successfully.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in Item 1A: Risk Factors in this Annual Report. These risks include, among others, that:

●	We have a history of operating losses and may continue to incur losses for the foreseeable future. We may not be able to generate sufficient net sales to achieve or maintain profitability. Failure to maintain an adequate growth rate will materially and adversely affect our business, financial condition and operating results;

●	Because we operate in an evolving industry, our past results may not be indicative of future performance, and our future performance may fluctuate materially which will increase your investment risk;

●	Our relatively limited operating history makes it difficult to evaluate our current business and prospects, and may increase the risk of your investment;

●	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed;

●	Our business is highly competitive, many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, or greater financial, marketing and other resources and larger customer bases than we do;

●	We compete with traditional vendors, and expect competition to continue to intensify in the future from both established competitors and new market entrants;

●	If customers do not purchase our products, our ability to grow our business and operating results may be adversely affected;

●	Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner or are not successful in expanding our product offerings;

●	Our business depends on strong brands. We may not be able to maintain and enhance our brands, or we may receive unfavorable customer complaints or negative publicity, which could adversely affect our brands and brand credibility;

●	Uncertainties in economic conditions and their impact on consumer spending patterns could adversely impact our operating results;

●	Failure of our vendors to supply high quality and compliant merchandise in a timely manner may damage our reputation and brand and harm our business;

●	Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations;

●	Failure to comply with laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition;

●	Our failure or the failure of third-party service providers to protect our site, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results;

●	If we lose any of our key management personnel, we may not be able to successfully manage our business or achieve our objectives;

●	Our Chief Brand Officer is not subject to a non-competition agreement and may engage in a similar business as the Company’s business;

●	We may incur material losses and costs as a result of manufacturer’s product defects, warranty claims or product liability actions that may be brought against us;

●	The price of our common stock may fluctuate or may decline regardless of our operating performance, resulting in substantial losses for investors;

●	Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results;

●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members;

●	As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to do so in a timely manner, or our internal control over financial reporting is not determined to be effective, this may adversely affect investor confidence in our Company and, as a result, the value of our common stock;

●	Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs, which may result in their taking actions with which other shareholders do not agree;

●	Existing stockholders may sell significant quantities of common stock; and

●	We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

Overview

Founded in October 2018 and headquartered in Florida with remote employees and specialty contractors in London, New York and Latin America, MGO Global Inc. (“MGO,” “MGO Global,” the “Company,” “we,” “our” and “us”) has built a brand acceleration platform with a focus on the acquisition, optimization and monetization of consumer brands across multiple categories. Our mission is to provide customers with unmatched quality and shopping experience, while adding considerable value for MGO’s shareholders.

Our accomplished leadership team encompasses decades of experience in building successful global lifestyle brands, including fashion design, marketing, technology, corporate finance and branding. We strive to continually push innovation and evolution of the consumer product cycle without compromising quality and design integrity. Through our end-to-end, scalable brand-building platform, backed by robust consumer behavioral data, we are engaged in nurturing digitally native brands that will thrive in the modern Direct to Consumer (“DTC”) economy.

In 2018, MGO signed a global licensing agreement with Leo Messi Management SL (“LMM”), soccer legend Lionel Messi’s licensing and management company, and created the “Messi Brand” – a line of casual wear and accessories inspired by his trend-setting style and offered on The Messi Store (www.themessistore.com). Designed by MGO co-founder and Chief Brand Officer, Virginia Hilfiger, the Messi Brand’s DNA is rooted in Messi’s personal style and emphasizes accessibility, comfort and ease.

In March 2024, we assigned our global licensing agreement with LMM (“LMM License Agreement”) to Centric Brands, LLC (“Centric”). Centric is a global leading lifestyle brand collective that has expertise in product design, development and sourcing; retail and digital commerce; marketing and brand building. Centric designs, sources, markets, and sells high-quality products in the kid’s, men’s and women’s apparel, accessories, beauty, and entertainment categories. The company’s portfolio includes licenses for more than 100 iconic brands, including Calvin Klein®, Tommy Hilfiger®, Nautica®, Spyder®, and Under Armour® in the kid’s category; Joe’s Jeans®, Buffalo®, Hervé Léger®, and IZOD® in the men’s and women’s apparel category; Coach®, Kate Spade®, Michael Kors®, All Saints®, Frye®, Timberland®, Hunter®, and Jessica Simpson® in the accessories category; and in the entertainment category, Disney®, Marvel®, Nickelodeon®, and Warner Brothers® among many others. The company also owns and operates Zac Posen®, Hudson®, Robert Graham®, Avirex®, Fiorelli®, and Taste Beauty® and operates a joint venture brand, Favorite Daughter, with Sara and Erin Foster. The company’s products are sold through leading mass-market retailers, specialty and department stores and online. The company is headquartered in New York City, with U.S. offices in Los Angeles and Greensboro, and international offices in Asia, Europe, Montreal, and Toronto. In connection with the assignment of the LMM License Agreement, Centric paid MGO $2,000,000 in cash and assumed the obligation to pay €1,500,000 in aggregate royalty payments due to LMM in 2024. See Note 14 – Subsequent Events included in the Notes to the the Consolidated Financial Statements for the years ended December 31, 2023 and 2022.

While the Messi Brand was previously the only asset in our portfolio through early 2023, our business model has remained centered on strategic expansion through collaborations, licensing, acquisitions and organic development. As our brand portfolio expands, we intend to drive the commercial value of each brand through our own DTC platform methodologies, ensuring that each brand maintains its own unique identity while remaining thoughtfully aligned with the values of our customers.

In November 2022, we formed MGO Digital LLC, a wholly owned subsidiary which leverages data analytics, advanced technology-enabled marketing and our leadership team’s industry relationships and expertise to identify, incubate and introduce to market new, authentic brand concepts.

In March 2023, MGO obtained a royalty-free, worldwide and exclusive license to the assets of Stand CO, LLC, a DTC digitally native brand which offers a line of high quality, residential flagpoles, American flags, solar flagpole light kits, flagpole finials, patriotic-themed apparel and other products. Stand Flagpoles brought to MGO’s brand portfolio immediate revenue generation and the opportunity to further demonstrate the benefits of its end-to-end, data-driven brand-building platform to help accelerate and optimize long-term growth. In late March 2023, the Company formed Americana Liberty, LLC, a wholly owned subsidiary focused exclusively on supporting the new DTC flagpole and related product line.

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

Our Mission

MGO is intent on inspiring people worldwide to express their best, most authentic selves through our distinctive lifestyle and consumer product brands; and delivering superior financial performance and value creation through the optimization of our shared services across our scalable brand-building platform.

Our Core Values

Since our inception, we have consciously fostered a corporate culture in which our core values are deeply ingrained in our identity and serve as a compass to guide our decision-making and business-building processes. Our core values are the source of our Company’s drive and distinctiveness, thoughtfully woven into our organizational fabric to influence how we think, work and act. These core values are:

●	Collaboration: we enthusiastically welcome and apply insight, experience, ideas and perspective gained from each other, our trusted business partners and our customers.

●	Integrity: we honor our work, which earns trust.

●	Accountability: we trust our experience and apply common sense when implementing and adhering to financially, socially and environmentally responsible policies and practices that positively impact our stakeholders, the communities where we live and work and the world, at large.

●	Passion: we demonstrate pride in our brands, in the quality of our products and in each other through our words and actions.

●	Diversity and Inclusion: we embrace and celebrate individual uniqueness and respect diversity of views, ideas and cultures.

Stand Flagpoles/Americana Liberty, LLC

Through our wholly owned subsidiary Americana Liberty, LLC, MGO operates www.standflagpoles.com, a DTC ecommerce store offering a thoughtfully curated line of premium outdoor flagpoles for residential and commercial use and other related accessories marketed under the brand Stand Flagpoles.

Our core product line is anchored by the Roosevelt Premium 25ft Telescoping Flagpole Kit, featuring a solid, strong and durable 3” diameter telescoping pole made from black 14 gauge aircraft aluminum that has been designed to withstand category one hurricane wind speeds. The hard outer shell of the pole, equipped with an advanced rope and pulley system, has been subjected to an anodization process to protect the metal from wear and tear and rusting. The flagpole system uses metal pins to lock sections in place and a pinching sleeve to keep the telescoping sections sturdy. Included in each kit sold is a 4’X6’ premium embroidered American flag, interchangeable premium aluminum gold finial ball, customer lifetime warranty and free shipping. The Roosevelt can also accommodate a solar lighting mount in lieu of the finial.

Other products offered under the Stand Flagpole brand include:

●	Standard telescoping flagpole kit comes with a 16 gauge rustproof aluminum flagpole (20ft or 25ft) capable of flying two flags, rope and pulley system, 3’X5’ American flag, gold ball finial and clips and a ground sleeve.

●	High performance U.S. (3’x5’, 4’x6’ and 5’x8’); state (3’x5’) and military (3’x5’) flags with brass grommets

●	Selection of gold eagle finial or replacement gold ball finial

●	Hardware replacements and parts

●	Gift cards

Stand Flagpole products are sold directly to consumers exclusively through our ecommerce store, found at www.standflagpoles.com.

Marketing Strategy for Stand Flagpoles

MGO utilizes primarily digital marketing to broadcast, amplify and showcase our Stand Flagpole product line, leaning heavily into outbound email and digital mobile marketing, as well as social media marketing. Our marketing approach features core messaging focused on featured flash sales, patriotic holiday promotions (namely, President’s Day, Veteran’s Day, Memorial Day and Independence Day) and direct appeals to U.S. military families and supporters and patriotic Americans, in general. Given that 2024 is a national election year, marketing efforts have expanded to include proactive digital outreach to supporters of the national and state Republican and Democratic parties.

Social Media Marketing

We use social media, including Facebook, Instagram and YouTube, as well as email, SMS and direct mail as part of our multi-channel approach to marketing our Stand Flagpole line of products, and we encourage our customers to use social media while shopping.

Messi Brand /MGOTeam1 LLC

Design and Aesthetic

The Messi Brand was operated by our wholly owned subsidiary, MGOTeam1, LLC. The Messi Brand’s design team was led by MGO co-founder and Chief Brand Officer, Virginia “Ginny” Hilfiger, who worked in close collaboration with Leo Messi to craft the fundamental design aesthetic that informed and inspired the development of each year’s casual, but elegant spring and fall collections.

Supply Chain Strategy

Based on our leadership’s experience in building global consumer product brands for many of the world’s leading companies, we have established, long-standing relationships and key industry knowledge that empowers us to best identify and leverage qualified third-party suppliers and manufacturers to produce our raw materials and finished products.

For the Stand Flagpole brand, we curate our flagpoles and flagpole accessories from qualified engineering firms and manufacturers based on our stringent, high quality standards for raw materials, design and durability factors and aesthetics.

For the Messi Brand, we directly managed every aspect of our product design, development and production process. Our in-house innovation and design team worked closely with our suppliers to source or develop the materials for our products that met precise specifications for comfort, stretch, durability, functionality, sustainability and performance. Our in-house production team, comprised of contracted industry professionals with longstanding experience working with our Chief Brand Officer, selected our fabric and trim suppliers, directly managed the relationships between these suppliers and our finished product manufacturers and drove our production allocation strategy and production schedules. We believe we built a supply chain that was optimized for the Messi Brand business and through which we could control the design, development and fulfillment of our products.

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

Warehousing and Logistics

MGO Global has partnered with an award-winning international logistics company, Bleckmann Logistics, serving many renowned brands across global consumer goods industries. With distribution centers spanning the Netherlands, Belgium, the United Kingdom and the United States, this bonded third-party logistics, or 3PL, the Company has the capacity to process more than 300 million pieces of merchandise annually and distribute over 20 million packages through retail, wholesale and ecommerce sales channels. In addition, this trusted partner shares our commitment to sustainability with specific initiatives focused on carbon footprint reduction, social involvement and becoming the employer of choice in its industry and ethical business practices and sustainable growth. Bleckmann provided MGO with 3PL services in support of warehousing and fulfillment of sales of Messi Brand products to customers in geographic markets outside of the United States.

In October 2023, MGO expanded its global ecommerce order fulfillment and inventory warehousing support platform through its partnership with U.S.-based Fulfillment Strategies International (“FSI”). Headquartered just west of Atlanta, Georgia, FSI has been providing its customers – ranging from entrepreneurs to Fortune 500 companies – with scalable inventory management, order fulfillment, subscription box management and kitting and assembly services for nearly 30 years. The Company is leveraging FSI’s warehousing and logistical capabilities to capitalize on prevailing operational and cost efficiencies made possible with the addition of a U.S.-based 3PL provider with deep expertise in digital commerce. Currently, FSI provides MGO with comprehensive 3PL services in support of Stand Flagpoles and Messi Brand products sold to customers within the United States, helping to achieve faster order delivery at lower costs.

We regularly evaluate our distribution infrastructure and capacity to ensure that we remain positioned to timely and efficiently meet our anticipated needs and support continued growth of our brands.

Market Opportunities

Total Addressable Market – Flagpoles

Industry research firm DataIntelo reports that the global flagpole market was $104 million in 2023 and will exceed $274 million by 2024, expanding at a CAGR of 13.99% during 2024-2023. DataIntelo further noted that key drivers of the anticipated growth are rising real estate development, growing tourism industry and growing nationalism and patriotism. (Source: DataIntelo, Flagpole Market Outlook 2032, January 1, 2024.)

VOA reported on January 16, 2024 that “2024 will go down as one of the most politically consequential years in history, with national elections in more than 60 countries representing half of the world’s population. 2024 is an election year in the United States and sales of American and state flags, and the flagpoles needed to fly them, are expected to be robust, serving as a source of pride and unity for Americans and embodying the ideals of liberty, justice, freedom, love of country and national purpose.

Total Addressable Market - Apparel

In its 28 Dazzling Fashion Industry Statistics 2023 online article dated June 15, 2023, Zippia states that the global fashion industry was valued at $1.7 trillion as of 2023 and accounts for two percent of the world’s GDP. According to McKinsey & Company’s analysis of fashion forecasts, the global industry will post top-line growth of two to four percent in 2024 with regional and country-level variations. The luxury segment is expected to generate the biggest share of economic profit. However, even there, companies will be challenged by the tough economic environment. The segment is forecast to grow globally by three to five percent, compared with five to seven percent in 2023, as consumers rein in spending after a post-pandemic surge. European and Chinese growth is set to slow, while US growth is expected to pick up after a relatively weak 2023, reflecting the slightly more optimistic outlook there. (Source: McKinsey & Company, The State of Fashion 2024: Finding Pockets of Growth as Uncertainty Reigns, November 29, 2023)

E-Commerce Market Outlook

Grand View Research stated in its report, titled B2C Ecommerce Market Size, Share & Trends Analysis Report by Product Category, By Region and Segment Forecasts, 2024-2030, that the global B2C ecommerce market size was valued at $5.47 trillion in 2023 and is expected to grow at a compound annual growth rate of 19.1% from 2024 to 2030 to reach $17.77 trillion. Grand View notes, “With the proliferation of technologies, the incorporation of artificial intelligence, machine learning, augmented reality and virtual reality into B2C ecommerce platforms improves the shopping experience by providing interactive product graphical representation, virtual try-ons and customized recommendations, allowing businesses to differentiate themselves and attract customers. Market globalization has created new opportunities for firms to expand their reach beyond domestic borders, tap into foreign markets, and cater to a shifted consumer base, propelling growth in the market. Due to the competitive nature of the business-to-consumer ecommerce sector, firms are compelled to innovate and differentiate themselves through distinct value propositions, creative products, customer-focused strategies, and improved shopping experiences.

Retail Landscape Realities

Lifestyle brands, whether accessible or prestige, have faced structural shifts in the retail landscape that have made it more challenging for them to succeed. Those challenges include:

●	Decline of Traditional Wholesale Channels: It is estimated by analysts at UBS that between 40,000 to 50,000 retail stores in the United States will close down over the next five years. UBS sees the most closures shaking out among clothing and accessories retailers, consumer electronics businesses and home furnishing chains, or about 23,500 stores cumulatively within these categories by 2026. (Source: CNBC, UBS Expects 50,000 Store Closures in the U.S. Over the Next 5 Years After Pandemic Pause, April 13, 2022)

●	Heightened Competition from Fast Fashion: The desire for newness has led to enormous competition in the apparel industry from fast fashion brands which can quickly manufacture and copy styles at lower prices than designer brands. The global fast fashion market is expected to grow from $106.42 billion in 2022 to $122.98 billion in 2023. (Source: The Business Research Company, Fast Fashion Global Market Report 2023 – By Gender (Women’s Wear, Men’s Wear), By Age (Adults Wear, Teens Wear, Kids Wear, Other Ages), By Type (Pants, Coat, Skirt, Other Types) – Market Size, Trends, And Global Forecast 2023-2032)

●	Direct-to-Consumer, or DTC, as an Essential Channel for Every Brand: Given the growth in online and the challenges associated with traditional wholesale channels, brands are increasingly seeking DTC channels but often lack the financial or human capital to build them.

●	Larger, More Fractured Discovery Landscape: According to Publicis Sapient, 87% of shoppers today begin product searches online, meaning that younger customers are focused on direct search for brands they already know (Source: Publicis Sapient, “Shopper-First Retailing – The New Rules of Retail from the Actions, Voices and Eyes of Today’s Consumers”, 2018).

●	Growing Importance of Data: We believe that data and data analytics is critical to helping brands assess their product and efficiently acquire customers and improve customer experience. Through traditional wholesale channels, brands receive very minimal data, and the data they do receive is often a season old.

Competitive Landscape

Competition in the global consumer products industry is principally based on product quality, innovation, style, price, brand image, distribution model and definitive standards for customer experience and service. Generally speaking, our industry is intensely competitive, and many companies who may be perceived as our competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness.

Competition within the U.S. flagpole and flagpole accessory market is comprised mainly of small specialty outdoor retailers, many of which have adopted direct-to-consumer ecommerce models to market their products to active and veteran miliary families, patriotic Americans, schools/universities and U.S., state and local government agencies. Among them are Liberty Flagpoles, United States Flag Store, American Flagpole & Flag Co. and Uncommon US. Large home and outdoor retailers, such as Home Depot and Lowes, also offer flagpole products.

Our Competitive Strengths

We believe that MGO Global stands to benefit from a number of competitive differentiators that serve to set our Company apart from other lifestyle brand portfolio companies. Chief among them are:

●	Proven, Premium Lifestyle Brand Builders Lead MGO. Our Company’s design and production team is led by 30-year industry veteran Ginny Hilfiger, younger sibling of Tommy Hilfiger, a globally renowned pioneer of classic American cool style. During her 15-year tenure as EVP of Design at Tommy Hilfiger’s namesake apparel brand, Ginny was the visionary behind Tommy Jeans, the women’s sportswear and junior lines, the H Hilfiger collection for Federated Department Stores and the successful brand collaboration between Tommy and supermodel Gigi Hadid – just to name a few key achievements. Following her run of successes at Tommy, she launched her own signature brand “Ginny H” before being recruited as Creative Director for FILA Global, charged with revamping FILA’s brand DNA globally. MGO’s C-suite also includes Julian Groves, Chief Operating Officer, who brings our Company over 25 years of experience in global brand strategy and expansion for lifestyle brands that have included J. Brand, True Religion, Guess and Burberry; and Chief Executive Officer, Maximiliano Ojeda, an international business executive and entrepreneur who, along with Ginny Hilfiger, co-founded MGO and today guides and directs our global business operations and brand-building architecture.

●	Established Relationships with Many of the World’s Leading Consumer Product Manufacturers. Through our team’s collective experience and sphere of influence in the global consumer product industry, we have knowledge of and direct relationships with many of the world’s best manufacturers of premium materials and finished goods. Chosen based on desired design and production specifications of a particular product or collection, our global network of valued manufacturers span the world with operations in Bangladesh, Brazil, China, India, Latvia, Mexico, Peru, Portugal, Sri Lanka and the United States.

●	Deep Connections with Our Loyal and Passionate Customers. Younger generations are embracing social media platforms and mobile apps, in particular, as a means for community building and discovery. This seamless exchange of community-based inspiration encourages like-minded consumers to purchase flattering and stylish clothing or patriotic products that allows for unapologetic self-expression that reflects their passions and values.

●	Data Driven, Low-Risk Merchandizing and Smarter Marketing Models. We employ a data-driven approach to design, merchandizing and inventory planning and allocation to ensure we deliver products that meet and exceed our customers’ high expectations for quality, precision and style. We have excellent visibility into our customers’ preferences through their purchasing history and direct feedback, which we leverage to inform our purchasing decisions. Through our vertical sourcing model and global network of manufacturers, coupled with our in-house IT and marketing teams, we have the flexibility to respond quickly to prevailing sales trends and make adjustments to our current offerings, if or whenever necessary. We utilize a read and react testing approach with shallow initial buys and data-driven repurchasing decisions to iterate our new product offerings, thereby minimizing our inventory risks and optimizing our gross profit margins on sales. Further, we employ multiple digital marketing tools and machine learning technologies to identify new customers and markets, capture key customer insights, uncover hidden patterns and accelerate our creative marketing processes to achieve higher traffic volume to our ecommerce store(s), higher conversion rates and higher customer lifetime value.

Our Growth Strategies

The key elements of our growth strategy are centered on:

●	Driving Leverage in Operational Efficiency. We are focused on using our customer and market data to drive actionable insights and improve key aspects of our brand management platform’s operations. Moreover, we plan to further deepen customer relationships with personalization and customization through the development and launch of a customer loyalty program. Through this program, we expect to tailor our marketing messages, promotions and product recommendations to each unique customer’s preferences with a goal of enhancing customer engagement and capturing greater spend.

●	Implement New Technologies. We will continue to enhance our ecommerce functionality with tools for product recommendations, enhanced payment options (e.g., buy now pay later), and improved returns processes to drive conversions and increase order value. We also believe there is an opportunity to further leverage our proprietary artificial intelligence-powered and algorithm-driven DTC marketing system to drive more efficient customer acquisition, conversion and retention marketing strategies.

●	Growing through Strategic Acquisitions and Brand Partnerships and Collaborations. Capitalizing on the platform infrastructure we have created to support the development, launch and success of The Messi Brand and Stand Flagpoles, we will actively look to identify and pursue new opportunities to incubate and vertically integrate other brand and brand concepts into our brand portfolio, replicating and scaling our licensing model. In addition, we aim to explore incremental growth opportunities to acquire existing lifestyle brands, products or intellectual property that will complement our brand mix and appeal to our customers. Finally, it is common practice in the consumer products industry to establish brand collaborations with other leading lifestyle brands to penetrate new product categories, enter new markets and expand into new geographic regions. In this regard, we expect to seek out opportunities to identify and pursue brand collaborations with premium lifestyle brands with the goal of leveraging and cross-marketing new co-branded products to existing and prospective customer bases of both brands to fuel our respective revenue growth.

Intellectual Property

The Messi License

On October 29, 2018, we originally entered into a Trademark License Agreement with Leo Messi Management SL, a company incorporated under the laws of Spain with VAT number B65073694 registered in the Commercial Registry of Barcelona (“LMM”). Pursuant to that agreement, LMM granted MGOTEAM 1 LLC the worldwide rights to the “Messi” brand of apparel for a period of nine years.

On November 20, 2021, we entered into a new Trademark License Agreement (the “Messi License”), replacing the prior license agreement. The expiration date of the Messi License is December 31, 2024 The Messi License provides for MGO and LMM to collaborate on a line of products, including: apparel; accessories; swimwear unrelated to sports; cold weather accessories; outerwear; casual footwear; postcards (not including Player’s signature); posters (not including Player’s signature); paintings (not including Player’s signature) and linen and home textiles (the “Products”).

In March 2024, MGO assigned the Messi License to Centric, which paid us $2,000,000 in cash and assumed the obligation to pay the Minimum Guaranteed Amount due to LMM in 2024. See Note 14 – Subsequent Events included in the Notes to the Consolidated Financial Statements for the years ended December 31, 2023 and 2022.

Stand Flagpoles License

On March 13, 2023, MGO obtained a royalty free, worldwide and exclusive license to the use of certain assets of Stand Co., LLC (“Stand”) for all purposes in exchange for payment of $1.00 by the Company. The license is in perpetuity.

On May 11, 2023, we executed a 12-month consulting agreement with Jason Harward (the “Consultant”), the owner of Stand Co. and nephew of our former Chief Marketing Officer. The Consultant shall furnish the Company with business continuity and consulting services. The services to be performed by the Consultant under this agreement shall be requested in writing and agreed upon by both parties and shall be substantially similar to the following: providing general advice and counsel regarding the establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 150,000 restricted stock units of the Company issuable on May 11, 2023 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024. $109,679 was recorded as stock-based compensation expenses for the fair value of the restricted stock units for the year ended December 31, 2023.

Licensed assets include all rights to all stock keeping units (“SKU”) of Stand sold under the names: “Roosevelt Premium 25ft Telescoping Flag Pole Kit,” “20FT Telescoping Flag Pole Kit” and “LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to a brand name “Stand Flagpoles,” domain and website standflagpoles.com, the Meta pages associated with “Stand Flagpoles” brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook Assets & Accounts; all historical digital and non-digital assets; and customer database since inception.

Other Intellectual Property

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

Organizational History

The Messi Store /MGOTeam 1 LLC

MGO Global, Inc. (“MGO”, “we”, “us”, “our”, or the “Company”) was formed on December 6, 2021, operating through its subsidiary, MGOTEAM 1 LLC, which designs, manufactures, licenses, distributes, advertises and sells a range of products under the soccer legend Lionel (Leo) Messi brand, the “ Messi Brand.” The Messi Brand is a premium lifestyle brand with a sporty edge; products are primarily marketed and sold on the Company’s ecommerce site, The Messi Store, found at www.themessistore.com.

On October 29, 2018, the Company entered into a Trademark License Agreement with Leo Messi Management SL (“LMM”). LMM granted the Company a worldwide non-exclusive license in order to use Leo Messi’s trademarks with the purpose of developing, manufacturing, trading and promoting the Messi Brand products.

On November 20, 2021, the Company entered into a Trademark License Agreement with LMM to have the worldwide license to use Leo Messi’s trademarks for the purpose of developing, manufacturing, marketing and promoting the Messi Brand products. The Company was to pay LMM an amount of minimum guaranteed royalties totaling Four Million Euros (4,000,000 €), net of taxes with the last payment due on November 15, 2024.

Subsequent to the end of 2023, MGO, Centric and LMM signed a Deed of Novation, Assignment and Assumption (the “Deed”), providing for MGO to assign all of its rights and obligations under the Trademark License Agreement to Centric, and Centric agreed to assume all of MGO’s rights and obligations in respect of the Trademark License Agreement with effect on and from March 21, 2024. See Note 14 – Subsequent Events included in the Notes to the Consolidated Financial Statements for the years ended December 31, 2023 and 2022.

Stand Flagpoles/Americana Liberty, LLC

On March 13, 2023, we obtained a royalty-free, worldwide and exclusive license (the “License”) to the use of certain assets of Stand Co., LLC (“Stand”) for all purposes in exchange for payment of $1.00 by the Company. The license is in perpetuity. Licensed assets include all rights to all stock keeping units (“SKU”) of Stand sold under the names: “Roosevelt Premium 25 foot Telescoping Flag Pole Kit,” “20 Foot Telescoping Flag Pole Kit” and “LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to the brand name “Stand Flagpoles,” domain and website standflagpoles.com, the Meta pages associated with the Stand Flagpoles brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook assets & accounts; all historical digital and non-digital assets; and customer database since inception.

In support of our new flagpole business, we formed a wholly-owned subsidiary, Americana Liberty, LLC (“Americana Liberty”), on March 13, 2023, which was created to advertise and sell the licensed line of Stand Flagpoles and other related products, along with an expanding line of patriotic-themed products to be developed and marketed to consumers through our Americana Liberty subsidiary.

On May 11, 2023, we executed a 12-month consulting agreement with Jason Harward (the “Consultant”), the owner of Stand Co and nephew of Matt Harward, our former Chief Marketing Officer of MGO. The Consultant shall furnish the Company with business continuity and consulting services. The services to be performed by the Consultant under this agreement shall be requested in writing and agreed upon by both parties and shall be substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 150,000 restricted stock units of the Company issuable on May 11, 2023 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024. $109,679 was recorded as stock-based compensation for the fair value of the restricted stock units as of December 31, 2023.

Our Headquarters

Our principal corporate address is 1515 SE 17th Street, Suite 121/#460596, Fort Lauderdale, Florida 33346 and our telephone number is 347-913-3316. Our corporate website address is www.mgoglobalinc.com and the ecommerce store for The Messi Brand can be found online at www.themessistore.com and the ecommerce store for Stand Flagpoles can be found online at www.standflagpoles.com. The information contained on, or that can be accessed through, our websites is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees

As of April 1, 2024, we had 7 full-time employees. We also utilize 13 domestic and foreign independent contractors to supplement our workforce. We consider our relationships with our consultants and independent contractors to be good, and we have not been a party to any employment-related claims, including sexual, age, racial or other discriminatory allegations.

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

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company is subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets such as the Internet, digital technology and payment systems. The likelihood of the Company’s success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for the Company include, but are not limited to, dependence on the success and acceptance of the Company’s products, the ability to attract and retain a suitable client base and the management of growth. To address these risks, the Company must, among other things, generate increased demand; attract a sufficient customer base; respond to competitive developments; successfully introduce new products; attract, retain and motivate qualified personnel and upgrade and enhance the Company’s technologies to accommodate expanded service offerings. In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues.

We have a history of operating losses and may continue to incur losses for the foreseeable future.

We recorded a net loss attributable to MGO stockholders of $7,143,404 as of December 31, 2023 and a net loss attributable to MGO stockholders of $2,582,946 as of December 31, 2022. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our business and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, for any reason, our business, prospects, financial condition and results of operations will be adversely affected.

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

Our business depends on our ability to maintain a strong community around the Stand Flagpole brand with engaged customers and influencers. We may not be able to maintain and enhance our existing brand communities if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, financial condition and results of operations.

We believe that maintaining our brand images, particularly with our core target customers, is important to maintaining and expanding our customer base and sales. Maintaining and enhancing our brand images may require us to make additional investments in areas such as merchandising, marketing, online operations, online displays and other promotions, and employee training. These investments may be substantial and may not ultimately be successful. If we are unable to maintain or enhance our brand image, brand awareness and reputation, our business, financial condition and results of operations may be materially and adversely affected.

Over the course of 2023, our ability to successfully market our curated flagpole and flagpole accessories, offered through www.StandFlagpoles.com, has been dependent on identifying and accessing our target audience of customers, namely active military and military veterans, as well as American homeowners who desire to display a symbol of their patriotism and political affiliations.

A significant portion of our customers’ experience with our brands depends on third parties outside of our control, including suppliers and logistics providers, such as UPS, DHL and the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations or if they increase their rates, our business may suffer irreparable damage, or our costs may increase. In addition, establishing, maintaining and enhancing relationships with other third-party brands may require us to make substantial investments, and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, financial condition and results of operations may be materially adversely affected. We anticipate that, as the markets for our branded product lines become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive.

Customer complaints or negative publicity about our websites or mobile apps, products, merchandise quality, product delivery times, customer data handling, security practices or customer support, especially on social media, blogs and in reviews, could rapidly and severely diminish consumer use of our websites or mobile apps and customer and supplier confidence in us, and result in harm to our brand. We believe that much of the growth in our customer bases to date has originated from word-of-mouth, including social media and our influencer-driven marketing strategy. If we are not able to develop and maintain positive relationships with our network of influencers or our online customer community, our ability to promote and maintain or enhance awareness of the Stand Flagpoles brand and leverage social media platforms to drive visits to www.standflagpoles.com may be adversely affected.

We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, cash flows or results of operations.

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

Our success depends on our ability to anticipate, identify, measure and respond quickly to new and rapidly changing market trends, customer preferences and demands and other factors.

Our core market for flagpoles and related ancillary products are subject to new and rapidly changing market trends, constantly evolving consumer preferences and demands, and preserving brand loyalty. Accordingly, our success is dependent on our ability to anticipate, identify, measure and respond to the latest trends and customer demands, and to translate such trends and demands into appropriate, desirable product offerings in a timely manner. A select team of our employees is primarily responsible for performing this analysis and making initial product decisions, and they rely on feedback on trends from a variety of sources, which may not accurately predict evolving trends. Our failure to anticipate, identify or react swiftly and appropriately to new and changing trends or desired customer preferences, or to accurately anticipate and forecast demand for certain product offerings, is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories, a greater number of markdowns and lower margins. Further, if we are not able to anticipate, identify and respond to changing trends and customer preferences, we may lose customers and market share to our competitors who may be able to better anticipate, identify and respond to such trends and preferences. In addition, because our success depends on our brand images, our business could be materially adversely affected if new product offerings are not accepted by our customers. We cannot assure investors that our new product offerings will be met with the same level of acceptance as our past product offerings or that we will be able to adequately respond to market trends or the preferences of our customers in a timely manner or at all. If we do not accurately anticipate, identify, forecast or analyze trends and sales levels, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We have not historically used traditional advertising channels, and if we become unable to continue to connect with our target customer bases, it could have a material adverse effect on our business, financial condition and results of operations.

We utilize organic content, email, SMS, direct mail, paid search and social media marketing to capture the interest of our customers and drive them to our platform. We historically have not used traditional advertising channels, such as newspapers, magazines and television, which are used by some of our competitors. In the future, we expect to increase our use of social media, such as Facebook, Instagram, YouTube and Weibo for marketing purposes. If our marketing efforts are not successful, there may be no immediately available or cost-effective alternative marketing channel for us to use to build or maintain brand awareness. As we execute our growth strategy, our ability to successfully integrate into our target customers’ communities or to expand into new markets will be dependent on our ability to connect with our target customers through our established marketing channels. Failure to successfully connect with our target customers in new and existing markets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully implement our growth strategy.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of factors, including our ability to:

●	grow awareness of our brands and attract new customers;

●	enhance and retain our existing customer relationships;

●	pursue category expansions; and

●	pursue deeper international expansion.

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

We sell merchandise direct-to-consumer through our online sites and mobile app. Our direct-to-consumer business model is subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, (i) resellers purchasing private label and exclusive merchandise and reselling it outside of authorized distribution channels; (ii) failure of the systems that operate our ecommerce websites and their related support systems, including computer viruses; (iii) theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions; (iv) credit card fraud; and (v) risks related to our supply chain and fulfillment operations. Risks specific to operating an ecommerce business also include (i) the ability to optimize the online experience and direct e-commerce channels to consumer needs, (ii) liability for copyright and trademark infringement, (iii) changing patterns of consumer behavior and (iv) competition from other ecommerce and brick-and-mortar retailers. Our failure to successfully respond to these risks might adversely affect our sales, as well as damage our reputation and brands.

Our brands depend on the promotion of diversity and equality from an ethically and sustainably-sourced supply chain. If we are unable to do so, damage to our brands and reputation could result or failure to expand our brands could harm our business and results of operations.

Our customers and employees are increasingly focused on environmental, social and sustainability practices. We will depend significantly on building and maintaining our brands and reputation for promoting diversity and equality from an ethically- and sustainably sourced supply chain to attract customers and employees and grow our business. If we are unable to, for instance, prioritize transparency among our employees, appropriately enforce fair labor practices, obtain our materials from ethical and sustainable suppliers or reduce waste, our brands and reputation could be significantly impaired, which could adversely affect our business, results of operations and financial condition. Customer values could shift faster than we are able to adjust our merchandise proposition.

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

We do not have our own warehouse or distribution facilities but rely on a sole third-party logistics providers responsible for warehousing and fulfilling our orders. If our third-party providers experience disruptions to the operation of its distribution centers, it could have a material adverse effect on our business, financial condition and results of operations.

While we expanded our 3PL support services in 2023 through our partnership with a U.S.-based order fulfillment and inventory warehousing company with deep expertise in digital commerce, we have also relied on an international logistics company serving many renowned brands across global consumer goods industries for warehousing and fulfillment of our orders. This provider has distribution centers in Netherlands, Belgium, the United Kingdom and the United States and has a capacity to process more than 300 million pieces of merchandise annually and distribute over 20 million packages through retail, wholesale and ecommerce sales channels. All of our merchandise is shipped from our suppliers to one of our providers’ distribution facilities and then packaged and shipped from these distribution facilities to our customers. The success of our business depends on our timely receipt of merchandise so we can continuously bring new, on-trend products online for sale. The success of our business also depends on customer orders being timely processed and delivered to meet promised delivery dates and satisfy our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facilities to support both our current level of operations and the anticipated increased levels that may follow from our growth plans. In order to accommodate future growth, we will either need to expand and upgrade distribution facilities with our existing provider or engage additional providers. Upgrading our existing arrangement or transferring our operations to another third-party provider with greater capacity will require us to incur additional costs, which could be significant, and may require us to obtain additional financing. Our failure to provide adequate order fulfillment, secure additional distribution capacity when necessary or retain a suitable third-party logistics provider could impede our growth plans. Further increasing this capacity could increase our costs, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, if our current providers encounter difficulties associated with their distribution facilities or if they were to shut down or be unable to operate for any reason, including because of fire, natural disaster, power outage or other event, we could face inventory shortages, resulting in “out-of-stock” conditions on our website, and delays in shipments, resulting in significantly higher costs and longer lead times distributing our merchandise.

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

We also acquire and retain customers through paid search/product listing ads, paid social, retargeting and personalized email and inbound marketing. If we are unable to cost-effectively drive traffic to our websites or mobile app, our ability to acquire new customers and our financial condition would suffer.

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

Increased competitor consolidations, marketplace competition and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our sales, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our sales revenues, we intend to introduce additional brands. We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new brands, if at all. Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target markets: patriotic Americans and military service families. In addition, our business depends on acceptance by ecommerce and social media sales and distribution platforms that have the potential to provide incremental sales growth. If we are not successful in the growth of our brand and product offerings or obtaining the rights to other brands, we may not achieve and maintain satisfactory levels of acceptance by ecommerce and social media platforms and retail consumers. Any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Our brands’ images are keys to our business and any inability to maintain positive brand images could have a material adverse effect on our results of operations.

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

Our future success depends in large part upon the leadership and performance of our management and consultants. The Company’s operations and business strategy are dependent upon the knowledge and business experience of our executive officers and our consultants. We have entered into employment agreements with Maximiliano Ojeda, our Chief Executive Officer; Virginia Hilfiger, our Chief Brand Officer; and Julian Groves, our Chief Operating Officer. Nonetheless, if we were to lose the services of Mr. Ojeda, Ms. Hilfiger or Mr. Groves, our ability to manage our relationship with Stand Co. and create new products; as well as our ability to manage our operations, could be materially impaired. Although we hope to retain the services of all of our officers, if an officer should choose to leave us for any reason before we have hired additional personnel, our operations may suffer. If we should lose their services before we are able to engage and retain qualified employees and consultants to execute our business plan, we may not be able to continue to develop our business as quickly or efficiently.

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

If we experience significantly increased sales and since we do not have supply agreements to ensure our requirements, there can be no assurance that additional products will be available when required or on terms that are favorable to us, or that a supplier would allocate sufficient products to us in order to meet our requirements or fill our orders in a timely manner which could lead to delays to our customers, which could hurt our relationships with our customers, result in negative publicity, damage our brand and adversely affect our business, prospects and operating results.

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

Our financial performance depends on our ability to identify, originate and define retail product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad audience whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by perceived product value and seasonal variations.

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

Expansion of our brands and product lines may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source these new products. We may also face greater competition in specific categories from Internet sites or retailers that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional product categories, and our customers may have additional considerations in deciding whether or not to purchase these additional product categories. In addition, the relative profitability, if any, of new product lines may be lower than what we have experienced historically, and we may not generate sufficient net sales from new product initiatives to recoup our investments in them. If any of these were to occur, it could damage our reputation, limit our growth and have a material adverse effect on our business, financial condition and operating results.

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

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In addition, the ongoing conflicts in the Middle East may further impact global economic conditions and market sentiments. This, in turn, could adversely affect the trading price of our shares of common stock and investor interest in us. The outcome of the Russia-Ukraine war and conflicts in the Middle East remain uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Our common stock has been listed on Nasdaq, and we must meet certain financial and liquidity criteria to maintain such listing. On October 19, 2023, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) therein stating that for the 30 consecutive business day period between September 7, 2023 through October 18, 2023, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until April 16, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule.

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

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “MGOL.” The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

MGO has established policies and processes for assessing, identifying and managing material cybersecurity risks, and has integrated these processes into our overall risk-management processes. We have also established policies and processes for managing and responding to material cybersecurity incidents.

We routinely assess material cybersecurity risks, including potential unauthorized occurrences on, or conducted through, our information systems that may compromise the confidentiality, integrity or availability of those systems or information maintained in them. We devote appropriate resources and designate members of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, to manage the risk assessment and mitigation process.

Employees are provided specific guidance to mitigate the risk of a cybersecurity attack. This guidance includes safeguards over confidential data, being aware of suspicious emails, choosing passwords, protection of Company issued and use of personal devices and managing large data transfers. Employees are directed to immediately contact either the Chief Financial Officer, the Chief Operating Officer and the Director of Information Technology if they encounter any suspicious activity.

We require appropriate third-party service providers to certify that they can implement and maintain appropriate security measures, consistent with all applicable laws, in connection with their work for us, and to promptly report any suspected breach of their security measures that may affect our company. We oversee and identify risks from cybersecurity threats associated with our use of service providers through an onboarding vendor risk management program, including an inherent risk assessment.

We have not, to date, experienced a cybersecurity incident that was determined to be material, although, like any technology provider, we have experienced incidents in the past in regards to phishing and suspicious emails. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management team. Our Board of Directors has delegated responsibility to the Audit Committee for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive regular updates from senior management, including leaders from our information technology, legal and compliance teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, information on how management is addressing and/or mitigating those risks, cybersecurity incidents (if any) and the status on key information security initiatives.

Our Chief Operating Officer and Director of IT are responsible for assessing and managing material risks from cybersecurity threats, as well as managing and responding to material cyber incidents if any occur. They will provide periodic briefings to the Audit Committee and to the Board of Directors about our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In addition, our policies for managing and responding to cybersecurity incidents include procedures for appropriate escalations to our Audit Committee Chair.

Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face unknown cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.

ITEM 2.	PROPERTIES

Prior to February 2023, we secured a virtual business address through the United States Postal Service located at 1515 SE 17th Street, Suite 121/#460596, Fort Lauderdale, Florida 33346.

Effective February 20, 2023, the Company entered into a renewable one-year lease agreement, comprising approximately 2,300 square feet of office space located at 813 NE 17th Terrace, Fort Lauderdale, Florida 33304. The lease was renewed for an additional one-year term in February 2024 with monthly rental rate of $7,800 and no common area maintenance charges.

As of December 31, 2023, the Company also had employees and independent contractors working remotely from personal office locations based in Florida, New York, South Carolina, London and Latin America.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “MGOL.”

Holders

As of April 1, 2024, we had approximately 18 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of our shares of Common Stock is held through brokerage firms in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

On August 15, 2022, our Board of Directors (the “Board”) and our stockholders approved our 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially, the maximum number of shares of our Common Stock that may be subject to awards under the 2022 Plan is 2,186,470. The maximum number of shares that are subject to awards under the 2022 Plan is subject to an annual increase equal to the lesser of (i) 500,000 shares of our Common Stock; (ii) a number of shares of our Common Stock equal to 4% of the prior year’s maximum number or (iii) such number of shares of our Common Stock as determined by the 2022 Plan administrator. The Plan administrator is the Compensation Committee of the Board of Directors.

The types of awards permitted under the 2022 Plan include nonqualified stock options, qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.

The Board has the power to amend, suspend or terminate the Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year.

The table below sets forth information as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,541,721	$4.06	644,749
Equity compensation plans not approved by security holders	-	$-	-
Total	1,541,721	$4.06	644,749

Recent Sales of Unregistered Securities

On August 1, 2023, the Company issued to certain of its officers, employees and consultants (in connection with services provided by such persons) stock options to purchase a total of 1,355,000 shares of the Company’s common stock with an exercise price of $5.00 per share under the 2022 Plan. In September and November 2023, the Company cancelled three of these stock options to purchase a total of 215,000 shares of common stock due to the resignation of certain employees and consultants.

From August to December 2023, the Company granted to certain of its directors, officers, employees and consultants (in connection with services provided by such persons) 466,037 restricted stock units that will convert into the shares of common stock of the Company in accordance with the terms of respective grant agreements. By December 2023, 79,732 of such restricted stock units were cancelled due to resignation of certain directors and employees of the Company.

From October to December 2023, the Company issued 24,584 shares of common stock to its consultants and directors as a result of conversion of 24,584 vested restricted stock units into the shares of the Company’s common stock.

The stock options, restricted stock units, and the common stock issued or issuable upon the exercise of such options and restricted stock units as described in this section were issued pursuant to written compensatory plans or arrangements with our employees, consultants, officers and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from our Initial Public Offering of Common Stock

Not applicable.

Transfer Agent

The transfer agent for MGO’s common stock is Transhare Corporation, located at Bayside Center 1, 17755 US Highway 19N, Suite 140, Clearwater, Florida 33764. Transhare’s phone number is 303-662-1112 and its website is www.transhare.com.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 6.	Reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

Overview

Founded in October 2018 and headquartered in Florida with remote employees and specialty contractors in London, New York and Latin America, MGO Global Inc. (“MGO,” “MGO Global,” the “Company,” “we,” “our” and “us”) has built a brand acceleration platform with a focus on the acquisition, optimization and monetization of consumer brands across multiple categories. Our mission is to provide customers with unmatched variety, quality and shopping experience, while adding considerable value for MGO’s shareholders.

Our accomplished leadership team encompasses decades of experience in building successful global lifestyle brands, including fashion design, marketing, technology, corporate finance and branding. We strive to continually push innovation and evolution of the consumer product cycle without compromising quality and design integrity. Through our end-to-end, scalable brand-building platform, backed by robust consumer behavioral data, we are engaged in nurturing digitally native brands that will thrive in the modern Direct to Consumer (“DTC”) economy.

In 2018, MGO signed a global licensing agreement with, LMM, soccer legend Lionel Messi’s licensing and management company and created the “Messi Brand” – a line of casual wear and accessories inspired by his trend-setting style and offered on The Messi Store (www.themessistore.com). Designed by MGO co-founder and Chief Brand Officer, Virginia Hilfiger, the Messi Brand’s DNA is rooted in Messi’s personal style and emphasizes accessibility, comfort and ease.

In March 2024, we assigned our global licensing agreement with LMM (“LMM License Agreement”) to Centric Brands, LLC (“Centric”). Centric is a global leading lifestyle brand collective that has expertise in product design, development and sourcing; retail and digital commerce; marketing and brand building. Centric designs, sources, markets, and sells high-quality products in the kid’s, men’s and women’s apparel, accessories, beauty, and entertainment categories. The company’s portfolio includes licenses for more than 100 iconic brands, including Calvin Klein®, Tommy Hilfiger®, Nautica®, Spyder®, and Under Armour® in the kid’s category; Joe’s Jeans®, Buffalo®, Hervé Léger®, and IZOD® in the men’s and women’s apparel category; Coach®, Kate Spade®, Michael Kors®, All Saints®, Frye®, Timberland®, Hunter®, and Jessica Simpson® in the accessories category; and in the entertainment category, Disney®, Marvel®, Nickelodeon®, and Warner Brothers® among many others. The company also owns and operates Zac Posen®, Hudson®, Robert Graham®, Avirex®, Fiorelli®, and Taste Beauty® and operates a joint venture brand, Favorite Daughter, with Sara and Erin Foster. The company’s products are sold through leading mass-market retailers, specialty and department stores, and online. The company is headquartered in New York City, with U.S. offices in Los Angeles and Greensboro, and international offices in Asia, Europe, Montreal, and Toronto. In connection with the assignment of the LMM License Agreement, Centric paid MGO $2,000,000 in cash and assumed the obligation to pay €1,500,000 in aggregate royalty payments due to LMM in 2024. See Note 14 – Subsequent Events included in the Notes to the Consolidated Financial Statements for the years ended December 31, 2023 and 2022.

While the Messi Brand was previously the only asset in our portfolio through early 2023, our business model has remained centered on strategic expansion through collaborations, licensing, acquisitions and organic development. As our brand portfolio expands, we intend to drive the commercial value of each brand through our own DTC platform methodologies, ensuring that each brand maintains its own unique identity while remaining thoughtfully aligned with the values of our customers.

In November 2022, we formed MGO Digital LLC, a wholly owned subsidiary which leverages data analytics, advanced technology-enabled marketing and our leadership team’s industry relationships and expertise to identify, incubate and introduce to market new, authentic brand concepts.

In March 2023, MGO obtained a royalty-free, worldwide and exclusive license to the assets of Stand CO, LLC, a DTC digitally native brand which offers a line of high quality, residential flagpoles, American flags, solar flagpole light kits, flagpole finials, patriotic-themed apparel and other products. Stand Flagpoles brought to MGO’s brand portfolio immediate revenue generation and the opportunity to further demonstrate the benefits of its end-to-end, data-driven brand-building platform to help accelerate and optimize long-term growth. In late March 2023, the Company formed Americana Liberty, LLC, a wholly owned subsidiary focused exclusively on supporting the new DTC flagpole and related product line.

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

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold is recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold is derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations as income tax expense.

Inventory

Inventory consists of raw materials and finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated net realizable value. As of December 31, 2023 and December 31, 2022, the Company had $25,000 and $0 of inventory obsolescence expense, respectively.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the requisite service period. The Company estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property and equipment is calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

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

Revenue transactions associated with the sale of The Messi Brand and Stand Flagpoles products comprise a single performance obligation, which consists of the sale of products to customers either through direct wholesale or online sales through our website www.themessistore.com and www.standflagpole.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time of shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer, and payment is generally required within 30 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for direct wholesale and online transactions.

Results of Operations

Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022

The following table provides certain selected financial information for the periods presented:

	December 31, 2023	December 31, 2022	$ Change	% Change
Revenue, net	$5,359,875	$1,048,012	$4,311,863	411%
Cost of sales	2,013,095	337,631	1,675,464	496%
Gross profit	3,346,780	710,381	2,636,399	371%
Gross profit percentage	62.44%	67.78%
Total operating expenses	10,729,640	3,349,346	7,380,294	220%
Operating loss	(7,382,860)	(2,638,965)	(4,743,895)	180%
Total other (income) expenses	(12,395)	238,392	(250,787)	(105)%
Net loss	$(7,370,465)	$(2,877,357)	$(4,493,108)	156%
Less: net loss attributable to non-controlling interest	(227,061)	(294,411)	67,530	(23)%
Net loss attributable to MGO stockholders	$(7,143,404)	$(2,582,946)	$(4,560,458)	177%

Revenues

For the year ended December 31, 2023, net revenues increased 411% to $5,359,875 as compared to $1,048,012 reported for the year ended December 31, 2022. The increase stemmed from the launch of Stand Flagpoles in mid-March 2023, accounting for $3,668,927 in sales generated through Stand Flagpole’s ecommerce website. The Messi Brand also generated an increase in net sales of $642,936 year over year.

Cost of Sales

Cost of sales for the year ended December 31, 2023 totaled $2,013,095, representing a 496% increase compared to $337,631 for the year ended December 31, 2022. The increases on costs of sales was largely due to the launch of Stand Flagpoles in mid-March 2023, accounting for $966,065 in cost of sales. The Messi Brand cost of sales also increased relative to an increase in net sales. Total cost of sales for the Messi Brand increased $480,186 due to the increase in net sales for the year ended December 31, 2023, which also included a $25,000 inventory reserve.

Gross Profit

For the year ended December 31, 2023, gross profit on revenues increased 371% to $3,346,780 compared to gross profit of $710,381 reported for the prior year.

Operating Expenses

Total operating expenses for the year ended December 31, 2023, increased 220% to $10,729,640 as compared to $3,349,346 for the previous year. The increase was primarily due to a significant increase in marketing and e-commerce expenses coupled with payroll & independent contractor expenses related to the launch of the Stand Flagpole brand, stock-based compensation expense for stock options and restricted stock units and higher legal, accounting and specialty consulting expenses associated with public company overhead expenses due to the Company completing its Initial Public Offering in mid-January 2023.

Other (Income) Expenses

For the year ended December 31, 2023, total other (income) expenses increased 105% to other income of $12,394, up from other expenses of $238,392 reported for the prior year. Total other (income) expenses were primarily associated with interest income on cash balances and remeasurement of foreign currency transactions into U.S. dollars and recorded as finance charges.

Net Loss

For the year ended December 31, 2023, net loss before factoring the net loss attributable to noncontrolling interest of $227,061, increased 177% to $7,143,404, compared to a net loss of $2,582,946 before accounting for a net loss attributable to noncontrolling interest of $294,411 reported for the year ended December 31, 2022.

Cash Flows

As of December 31, 2023, cash on hand was $934,911, as compared to $113,952 as of December 31, 2022. For the year ended December 31, 2023, cash used in operating activities was $6,978,788, an increase of $5,295,515, compared to $1,683,273 for the year ended December 31, 2022. The increase in cash used in operating activities was mainly driven by an increase in operating loss primarily driven by additional operating costs for Stand Flagpoles operating segment and public company overhead costs, purchases of inventory, decrease in accrued payroll expense and an increase in prepaid expenses over the prior year.

For the years ended December 31, 2023 and 2022, cash used in our investing activities was $325,964 and $0, respectively.

For the year ended December 31, 2023, cash provided by financing activities was $8,125,711, an increase of $6,416,408 as compared to cash provided by financing activities totaling $1,709,303 for the year ended December 31, 2022. The increase was primarily attributable to an increase in the amount of funds raised in the IPO and exercises of warrants in conjunction with the IPO in January 2023, net of expenses of $1,065,145.

Liquidity and Capital Resources

As of December 31, 2023, we had positive working capital of $602,286. For the year ended December 31, 2023, we incurred a loss from operations of $7,382,860, inclusive of $1,269,556 for royalty expenses, $4,128,771 of marketing and e-commerce expenses, $5,331,313 for general and administrative fees including professional fees primarily associated with becoming a public company, namely legal, audit, accounting, SEC reporting, Nasdaq listing and specialized consultants. This compared to a loss from operations as of December 31, 2022 of $2,638,965, inclusive of $1,273,105 for royalty payments, $479,384 for marketing and e-commerce expenses, and $1,596,857 of selling, general and administrative expenses.

Subsequent to the end of 2023, we filed a shelf registration statement on Form S-3 (“S-3”) to provide our Company with the flexibility to issue and sell securities if and when deemed appropriate to support our ongoing business operations and in the best interest of our shareholders. The S-3 contained two prospectuses: i) a base prospectus that covers the potential offering, issuance and sale from time to time of our common stock, preferred stock, warrants, debt securities, and units in one or more offerings with a total value of up to $100,000,000; and ii) a sales agreement prospectus covering the potential offering, issuance and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement entered into with the New York-based investment banking firm, Maxim Group LLC (“At-the-Market Offering” or “ATM”). As of April 1, 2024, we have received net proceeds from sales of our common stock pursuant to the ATM totaling an aggregate $634,506. See Note 14 in our consolidated financial statements.

For the year ended December 31, 2022, we raised capital of $1,712,564 as a result of the sale of 1,925,000 shares of common stock in connection with pre-IPO private placements.

We have continued to incur losses from operations. Moreover, we do not believe we have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through the next 12 months, thus we may need to raise additional capital to fund the Company’s growth and future business operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed to support our business growth and to respond to business challenges, we may have to delay or reduce the scope of our planned strategic growth initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Off-Balance Sheet Arrangements

On December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of royalty payments to LMM, principal and interest payments for loans made with PayPal, principal and interest payments for operating leases and other purchase obligations. See Notes 6, 10, 12 and 14 to the consolidated financial statements for amounts outstanding as of December 31, 2023 for these contractual obligations.

Inflation

During 2023, inflation has adversely affected our business, financial condition and results of operations by increasing our overall cost structure and such affects will be further exacerbated if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for sportswear and outerwear, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation, as well as a potential recession, our business, financial condition and results of operations could be adversely affected.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective beginning of our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-24, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the Company’s assessment, management has conducted that its internal control over financial reporting is ineffective as of December 31, 2023. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. To mitigate the ineffectiveness, the Company hired a Chief Financial Officer in January 2024, as denoted on Form 8-K filed on January 15, 2024, who possesses financial reporting expertise.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of April 1, 2024:

Name	Age	Position
Maximiliano Ojeda	46	Chairman and Chief Executive Officer
Virginia Hilfiger	60	Director and Chief Brand Officer
Julian Groves	51	Director and Chief Operating Officer
Dana Perez	46	Chief Financial Officer
Ping Rawson (1) (3)	49	Independent Director
Obie McKenzie (1) (2)	78	Independent Director
Jeffrey Lerner (2) (3)	44	Independent Director
Paul Wahlgren(1) (2)	56	Independent Director

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

Mr. Ojeda has not previously held any directorships in any reporting companies.

Virginia Hilfiger, Co-Founder, Director and Chief Brand Officer – Ms. Hilfiger has served as MGO’s Chief Brand Officer since November 2023. She was the Company’s Chief Design Officer since co-founding the Company in November 2021 with Maximiliano Ojeda. She is the youngest sibling of Tommy Hilfiger, a renowned, globally respected American fashion designer and the founder of Tommy Hilfiger Corporation (THC). While attending the Fashion Institute of Technology (FIT), where she studied fashion and apparel design, Ms. Hilfiger worked as an intern at THC, learning the ropes of high-end design working alongside her brother. After FIT, she joined the Tweeds Catalog company where she worked as a clothing designer for the high-end fashion company. She returned to THC in 1990, where for the next 15 years she served as Executive Vice President of Women’s Corporate and led the creation, development and launch of numerous iconic Tommy Hilfiger brands and collections, including Tommy Jeans, H Hilfiger and Tommy Girl; and she led the reimagining and relaunch of Tommy’s women’s sportwear division.

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

Mr. Hilfiger has not previously held any directorships in any reporting companies.

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

Mr. Groves has not previously held any directorships in any reporting companies.

Ping Rawson, Independent Director – Ms. Rawson has served as a member of the Board of Directors since November 2023. She currently is Chief Financial Officer of Dyadic International, Inc. (Nasdaq: DYAI), a global biotechnology company, a position she has held since June 2019. Ms. Rawson previously served as Dyadic’s Chief Accounting Officer beginning in March 2018. Prior to joining Dyadic in June 2016 as the Company’s Director of Financial Reporting, Ms. Rawson served as a technical accounting management position for ADT security services, where she led accounting and financial reporting workstream for acquisition, integration and restructuring.

Prior to that, Ms. Rawson was an accounting research principal for NextEra Energy, Inc. (Florida Power & Light Company), where she was responsible for accounting research and new standards implementation. Previously, she was a manager at Deloitte in New York City, where she was a subject matter specialist for derivatives, financial instruments and valuation, providing audit, SEC reporting, and capital markets consulting services to large banking and multinational public companies in the financial service industry. Ms. Rawson holds both an M.B.A. in Finance, and an M.S. in Accounting from the State University of New York at Buffalo, and a B.S. in Economics from Guangdong University of Foreign Studies.

Ms. Rawson also serves as a member of the Board of Directors and Audit Committee Chairperson of Nerds on Site Inc, a cybersecurity and mobile IT solutions company servicing the small and medium enterprise (SME) marketplace in Canada and the U.S. (CSE: NERD.CN; OTC: NOSUF). We believe that her experience in corporate finance, public company accounting, and investor relations makes her well qualified to serve on our Board and as an independent member of the Board’s committees.

Obie McKenzie, Independent Director – Mr. McKenzie has served as a member of the Board of Directors of the Company since January 13, 2023 – the day on which the Company commenced trading on the Nasdaq. Beginning in January 2019 through to the present, Mr. McKenzie has served as Vice Chairman of Cordiant Capital, a global infrastructure and real assets investment firm focused on digital infrastructure, renewable energy infrastructure and agriculture. In his role as Managing Director of BlackRock Inc. from January 2000 through December 2018, he was wholly responsible for managing relationships with some of the largest pension funds in the United States to include the Teacher Retirement System of Texas, New York City Employees’ Retirement System and the Federal Reserve Employee Benefits System, among others.

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

Mr. McKenzie also serves as a member of the Board of Directors of SharpLink Gaming, Inc. (Nasdaq: SBET). We believe that Mr. McKenzie’s experience in banking and technology businesses makes him well qualified to serve on our Board and as an independent member of the Board’s committees.

Jeffrey Lerner – Mr. Lerner has served as a member of MGO’s Board of Directors since December 2023 and he is an independent contractor to MGO providing marketing consulting services to the leadership team. He currently serves as CEO of Misnomer, a fractional Chief Marketing Officer consulting firm he founded in 2017 to advise start-up companies on developing effective branding, marketing and public relations strategies.

Early in his career, Mr. Lerner rose through the ranks at Google over a seven-year period, serving in several marketing and sales leadership roles for the global leader in search and digital marketing. As Director of eCommerce and Digital Marketing at Cricket Wireless, he delivered tens of millions of dollars in annual revenues through the Company’s eCommerce platform and significantly reduced traffic acquisition costs prior to Cricket’s sale to AT&T for $1.2 billion. Other key leadership roles included Director of Acquisition Marketing at Provide Commerce, where he led eCommerce initiatives for the Company’s multi-million dollar national floral and gift retailing websites, including ProFlowers, FTD.com, Shari’s Berries and Personal Creations; and served as Head of Marketing and Public Relations for Online Guru, the number one, most visited automotive-related website in the United States. Mr. Lerner is the published author of “The Power of Relationships in Professional Growth” and is an in-demand speaker for global marketing industry events and conferences.

Mr. Lerner has not previously held any directorships in any reporting companies. We believe that his experience in ecommerce, brand building and digital marketing makes him well qualified to serve on our Board and as an independent member of the Board’s committees.

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

Mr. Wahlgren has not previously held any directorships in any reporting companies. We believe that Mr. Wahlgren’s experience in luxury consumer goods, beauty and electronics industries makes him well qualified to serve on our Board and as an independent member of the Board’s committees.

Dana Perez, CPA – Chief Financial Officer – Ms. Perez was appointed as Chief Financial Officer in January 2024, bringing MGO over two decades of experience in accounting spanning numerous industries. Prior to joining MGO, Ms. Perez served as the principal of Eschenburg Perez CPA, LLC, a specialty financial consulting firm she founded in October 2020 to provide outsourced CFO services to public and private companies and non-profit organizations.

A Florida licensed CPA, she has specialized expertise in the areas of audit management and oversight, SEC compliance and reporting, technical memo preparation, government contract compliance, financial statement presentation and analysis, general ledger management and workflow automation implementation. From June 2021 through December 2022, Ms. Perez served as Chief Financial Officer of Jupiter Neurosciences; and from May 2013 through April 2021, she was the CFO of Adopt-A-Family of the Palm Beaches, Inc. Earlier in her career, she served as Manager, National Office of Risk Management and Audit Manager at McGladrey, now RSM US, the fifth largest accounting firm in the United States.

Ms. Perez earned both a Bachelor of Science degree and a Master of Science degree in Accountancy from the University of North Carolina Wilmington.

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

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. As of April 1, 2024, our Board consists of seven directors, four of whom qualify as “independent” under the listing standards of Nasdaq.

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

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Obie McKenzie, Ping Rawson, Paul Wahlgren and Jeffrey Lerner are all independent directors of the Company.

Board Meetings, Committee Meetings and Annual Meeting Attendance

In 2023, the original Board of Directors held numerous meetings and acted by unanimous written consent on various matters. We encourage each director to attend our annual meeting of shareholders in person or by telephone conference call. We did not hold a 2023 Annual Meeting of Shareholders in view of the fact that the Company did not go public until January 2023.

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

Audit Committee

Our Audit Committee consists of three independent directors. The members of the audit committee are Ping Rawson, Obie McKenzie and Paul Wahlgren. Ms. Rawson has been appointed as Chairperson of the audit committee. In addition, our Board has determined that Ms. Rawson is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our annual disclosure report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Compensation Committee

Our Compensation Committee consist of three independent directors. The members of the Compensation Committee are Obie McKenzie, Paul Wahlgren and Jeffrey Lerner, each of whom is an independent director. Each member of our Compensation Committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Mr. McKenzie is the chairman of the compensation committee.

The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviews, approves and determines, or makes recommendations to our Board regarding, the compensation of our executive officers;

●	administers our equity compensation plans;

●	reviews and approves, or makes recommendations to our Board, regarding incentive compensation and equity compensation plans; and

●	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

Our Nominating and Governance Committee consists of two independent directors. The members of the Nominating and Corporate governance committee are Ping Rawson and Jeff Lerner. Julian Groves serves as an advisor for the Nominating and Corporate Governance Committee with a right to advise and discuss with the members of the committee qualifications of the candidates. Mr. Groves does not have a right to nominate candidates or any other rights of the members of Nominating and Corporate Governance Committee. Mr. Lerner is the Chairperson of the Nominating and Corporate Governance Committee. The Nominating and Governance Committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

●	identifying, reviewing and evaluating candidates to serve on our Board consistent with criteria approved by our Board;

●	evaluating director performance on our Board and applicable committees of our Board and determining whether continued service on our Board is appropriate;

●	evaluating nominations by stockholders of candidates for election to our Board; and

●	corporate governance matters.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements as of March 31, 2024 as follows: Messrs. Ojeda, Groves and Ms. Hilfiger filed their Form 3s late in 2023.

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

Policy on Clawback and Recovery of Compensation

In November 2023, we adopted a clawback policy (the “Clawback Policy”) in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former executive officers. Under the Clawback Policy, in the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the Board will require reimbursement or forfeiture of any excess Incentive Compensation received by any covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. Incentive Compensation is defined as a compensation that is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure.

Insider Trading Policy

In July 2023, we adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards applicable to us. Our insider trading policy, among other things, prohibits our directors, officers, and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, our insider trading policy prohibits employees, officers, and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock.

Board Diversity Matrix

	As of December 31, 2023		As of December 31, 2022
Total Number of Directors	7		3
	Female	Male	Female	Male
Part I: Gender Identity
Directors	2	5	1	2
Part II: Demographic Background
African American or Black	0	1	0	0
Asian	1	0	0	0
Hispanic or Latinx	0	1	0	1
White	1	3	1	1

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

Summary Compensation Table

The following summary compensation table provides information concerning all cash and non-cash compensation that have been or will be awarded to, earned by or paid during our fiscal year ended December 31, 2023 and December 31, 2022 to our Chief Executive Officer (principal executive officer), Chief Brand Officer and Chief Operating Officer. We refer to these individuals as our “named executive officers” (“NEO”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Maximiliano Ojeda	2023	180,000		135,000	45,453	292,636	1,307	(4)	654,396
Chief Executive Officer	2022	118,750	(1)	-	-	-	7,807	(2)	126,557
Virginia Hilfiger	2023	144,000		108,000	36,310	292,636	-		580,946
Chief Brand Officer	2022	103,750	(3)	-	-	-	-		103,750
Julian Groves	2023	130,000		92,088	32,807	292,636	-		547,531
Chief Operating Officer	2022	83,208	(5)	-	-	-	-		83,208

(1)	Up until July 19, 2022, Mr. Ojeda’s salary was $75,000 annually; as of July 19, 2022 his salary increased to $180,000. $34,000 in cash compensation was paid to Mr. Ojeda and the balance of $84,750 was accrued through December 31, 2022.

(2)	Represents auto lease and car insurance payments made in respect of automobile used by Mr. Ojeda in 2022.

(3)	Up until July 19, 2022, Ms. Hilfiger’s salary was $75,000 annually; as of July 19, 2022, her salary increased to $144,000. $16,500 in cash compensation was paid to Ms. Hilfiger and the balance of $87,250 was accrued through December 31, 2022.

(4)	Represents life insurance payments made for the benefit of Mr. Ojeda in 2023.

(5)	On July 19, 2022, Mr. Groves entered into an employment agreement for a salary of $130,000 annually; All of Mr. Groves salary was accrued as of December 31, 2022.

Employment Agreements

We have executed the following employment agreements with our named executive officers. The material terms of each of those arrangements are summarized below. The summaries are not complete description of all provisions of the employment arrangements and are qualified in their entirety by reference to the written employment arrangements, each filed as an exhibit to this Annual Report.

Ojeda Employment Agreement. Maximiliano Ojeda, our Chairman and Chief Executive Officer, and the Company entered into a two-year Employment Agreement dated as of July 19, 2022 (the “Ojeda Employment Agreement”), which was amended and restated on October 13, 2022, and further amended on March 27, 2024. The Ojeda Employment Agreement provides Mr. Ojeda with an annual base salary of $325,000, an annual discretionary performance bonus of up to 25% of the annual base salary and shall be based upon the achievement of predetermined performance goals to be determined by the board of directors in their sole discretion. Pursuant to the Ojeda Employment Agreement, the Company shall directly pay or reimburse Mr. Ojeda for the premiums of term life and disability insurance policies, up to a maximum of $10,000 annually, and provide Mr. Ojeda with an automobile allowance of $1,000 per month during the term of his employment.

Pursuant to the Ojeda Employment Agreement, Mr. Ojeda is entitled to the following equity awards: (1) subject to approval of the Board, Mr. Ojeda shall be granted a five-year option to purchase a total of 100,000 shares of the Company’s common stock at the per share exercise price equal to one hundred ten percent (110%) of the closing price of the Company’s common stock on the trading date immediately preceding the date of the grant, as reported by the Nasdaq Stock Market LLC. Such option shall vest and become exercisable on January 1, 2025; (2) an award of 100,000 restricted stock units on March 27, 2024, which shall vest and convert into the shares of the Company’s common stock in equal installments quarterly over 2024 fiscal year; (3) additional equity awards recommended by the Compensation Committee and approved by the Board.

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

Hilfiger Employment Agreement. Virginia Hilfiger, our Director and Chief Design Officer, and the Company entered into a two-year Employment Agreement dated as of July 19, 2022 (the “Hilfiger Employment Agreement”), which was amended and restated on October 13, 2022, and further amended on March 27, 2024. The Hilfiger Employment Agreement provides Ms. Hilfiger with an annual base salary of $250,000, an annual discretionary performance bonus of up to 25% of the annual base salary and shall be based upon the achievement of predetermined performance goals to be determined by the board of directors in their sole discretion. Pursuant to the Hilfiger Employment Agreement, the Company shall directly pay or reimburse Ms. Hilfiger for the premiums of term life and disability insurance policies, up to a maximum of $10,000 annually, and provide Ms. Hilfiger with an automobile allowance of $1,000 per month during the term of her employment.

Pursuant to the Hilfiger Employment Agreement, Ms. Hilfiger is entitled to the following equity awards: (1) subject to approval of the Board, Ms. Hilfiger shall be granted a five-year option to purchase a total of 100,000 shares of the Company’s common stock at the per share exercise price equal to one hundred ten percent (110%) of the closing price of the Company’s common stock on the trading date immediately preceding the date of the grant, as reported by the Nasdaq Stock Market LLC. Such option shall vest and become exercisable on January 1, 2025; (2) an award of 100,000 restricted stock units on March 27, 2024, which shall vest and convert into the shares of the Company’s common stock in equal installments quarterly over 2024 fiscal year; (3) additional equity awards recommended by the Compensation Committee and approved by the Board.

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

Groves Employment Agreement. Julian Groves, our Director and Chief Operating Officer and the Company entered into a two-year Employment Agreement dated as of July 19, 2022 (the “Groves Employment Agreement”), which was amended and restated on October 13, 2022, and further amended on March 27, 2024. The Grove Employment Agreement provides Mr. Groves with an annual base salary of $250,000, an annual discretionary performance bonus of up to 25% of the annual base salary and shall be based upon the achievement of predetermined performance goals to be determined by the board of directors in their sole discretion. Pursuant to the Groves Employment Agreement, the Company shall directly pay or reimburse Mr. Groves for the premiums of term life and disability insurance policies, up to a maximum of $10,000 annually, and provide Mr. Groves with an automobile allowance of $1,000 per month during the term of his employment.

Pursuant to the Groves Employment Agreement, Mr. Groves is entitled to the following equity awards: (1) subject to approval of the Board, Mr. Groves shall be granted a five-year option to purchase a total of 100,000 shares of the Company’s common stock at the per share exercise price equal to one hundred ten percent (110%) of the closing price of the Company’s common stock on the trading date immediately preceding the date of the grant, as reported by the Nasdaq Stock Market LLC. Such option shall vest and become exercisable on January 1, 2025; (2) an award of 100,000 restricted stock units on March 27, 2024, which shall vest and convert into the shares of the Company’s common stock in equal installments quarterly over 2024 fiscal year; (3) additional equity awards recommended by the Compensation Committee and approved by the Board.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards and RSUs for each named executive officer as of December 31, 2023.

Option Awards					Equity Awards (RSUs)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of RSUs that have not Vested	Market Value of RSUs
Maximiliano Ojeda, Chief Executive Officer (1)	100,000	200,000	$5.00	01/12/2028	42,453	$45,000.18
Virginia Hilfiger, Chief Brand Officer (2)	100,000	200,000	$5.00	01/12/2028	33,962	$35,999.72
Julian Groves, Chief Operating Officer (3)	100,000	200,000	$5.00	01/12/2028	30,660	$32,499.6

(1)	Mr. Ojeda’s stock option is subject to the following vesting schedule: 100,000 shares vested on August 1, 2023; 100,000 shares vested on January 13, 2024; and 25,000 shares vest on each of the following dates March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. Mr. Ojeda’s RSUs vested on February 17, 2024 with each RSU becoming 1 share of common stock of the Company.
(2)	Ms. Hilfiger’s stock option is subject to the following vesting schedule: 100,000 shares vested on August 1, 2023; 100,000 shares vested on January 13, 2024; and 25,000 shares vest on each of the following dates March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. Ms. Hilfiger’s RSUs vested on February 17, 2024 with each RSU becoming 1 share of common stock of the Company.
(3)	Mr. Groves’ stock option is subject to the following vesting schedule: 100,000 shares vested on August 1, 2023; 100,000 shares vested on January 13, 2024; and 25,000 shares vest on each of the following dates March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. Mr. Groves’ RSUs vested on February 17, 2024 with each RSU becoming 1 share of common stock of the Company.

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

Director Compensation

Director Compensation Program

The following summary board compensation table provides information regarding the board compensation paid during our fiscal year ended December 31, 2023 to our board members. Only our independent directors received compensation for being directors during fiscal year 2023.

Director	Cash Compensation	Equity Compensation		Total Compensation
Ping Rawson	$5,918	$658	(1)	$15,518
Salima Popatia	$46,550	$12,960	(2)	$59,510
Obie McKenzie	$52,500	$16,708	(3)	$88,900
Nicole Fernandez-McGovern	$49,933	$12,134	(4)	$62,067
Jeffrey Lerner	$1,879	$5,922	(5)	$16,340
Paul Wahlgren	$46,500	$16,708	(6)	$82,900
Total	$203,280	$65,090		$325,235

(1) Represents 20,000 restricted stock units (“RSU”) granted to Ms. Rawson by the Company on November 11, 2023, none of which vested during 2023.

(2) Represents 20,000 RSUs granted to Ms. Popatia by the Company on August 1, 2023, 6,667 of which have vested and 13,333 were cancelled due to her resignation from the Board.

(3) Represents 20,000 RSUs granted to Mr. McKenzie by the Company on August 1, 2023, 6,666 of which have vested.

(4) Represents 20,000 RSUs granted to Ms. Fernandez-McGovern by the Company on August 1, 2023, 6,667 of which have vested and 13,333 were cancelled due to her resignation from the Board.

(5) Represents (i) a total of 11,250 RSUs granted to Mr. Lerner by the Company in October, November and December 2023 which fully vested and converted into 11,250 shares of common stock of the Company, and (ii) 20,000 RSUs granted to Mr. Lerner by the Company on December 18, 2023.

(6) Represents 20,000 RSUs granted to Mr. Wahlgreen by the Company on August 1, 2023, 6,666 of which have vested.

We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 1, 2024 with respect to the holdings of (1) each person, or group of affiliated persons, who is the beneficial owner of more than 5% of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2023 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

Our calculation of the number of shares and percentage of beneficial ownership is based on 16,308,381 shares of common stock outstanding as of April 1, 2024.

Name and Address of Beneficial Owner(1)	Title	Number		Percent
Officers and Directors
Maximiliano Ojeda	Chairman, CEO	4,258,063	(2)	26.11%
Virginia Hilfiger	Director, Chief Design Officer	4,249,573	(3)	26.06%
Julian Groves	Director, COO	970,440	(4)	5.95%
Dana Perez	CFO	-
Paul Wahlgren	Director	6,666		* %
Ping Rawson	Director	-
Obie McKenzie	Director	6,666		* %
Jeffrey Lerner	Director	11,250		* %
All Officers and Directors as a Group (total of 8 persons)		9,427,657		%

5% Beneficial Owners of a Class of Voting Stock
Maximiliano Ojeda		4,258,063	(2)	26.11%
Virginia Hilfiger		4,249,573	(3)	26.06%

*	Less than 1%

(1)	Except as noted below, the address for all beneficial owners in the table above is c/o MGO Global Inc., 1515 SE 17th Street, Suite 121/#460596, Fort Lauderdale, Florida 33346.
(2)	Includes (i) 394,000 shares of our common stock owned by MGOTEAM LLC of which Maximiliano Ojeda, our CEO, shares control over voting and disposition with Virginia Hilfiger, (ii) 225,000 shares of our common stock issuable upon exercise of a stock option granted to Mr. Ojeda on August 1, 2023 and expiring on January 12, 2028 at an exercise price of $5 per share, and (iii) 25,000 shares of our common stock issuable to Mr. Ojeda upon vesting of 25,000 restricted stock units granted to him by the Company on March 27, 2024.
(3)	Includes (i) 394,000 shares of our common stock owned by MGOTEAM LLC of which Virginia Hilfiger, our Chief Brand Officer control over voting and disposition with Maximiliano Ojeda, (ii) 225,000 shares of our common stock issuable upon exercise of a stock option granted to Ms. Hilfiger on August 1, 2023 and expiring on January 12, 2028 at an exercise price of $5 per share, and (iii) 25,000 shares of our common stock issuable to Ms. Hilfiger upon vesting of 25,000 restricted stock units granted to her by the Company on March 27, 2024.
(4)	Includes (i) 150,000 shares of our common stock that are beneficially owned by Globally Digital Ltd., a company owned and controlled by our Chief Operating Officer, Julian Groves. The address of Mr. Groves is c/o Globally Digital Ltd, 3 Hertford Avenue, East Sheen, London, SW14 8EF; (ii) 225,000 shares of our common stock issuable upon exercise of a stock option granted to Mr. Groves on August 1, 2023 and expiring on January 12, 2028 at an exercise price of $5 per share, and (iii) 25,000 shares of our common stock issuable to Mr. Groves upon vesting of 25,000 restricted stock units granted to him by the Company on March 27, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company borrowed $45,556 from and paid $24,976 to our Chairman and CEO, Maximiliano Ojeda, for the year ended December 31, 2022. The Company borrowed $0 and paid $123,850 to Mr. Ojeda, Mr. Groves and Ms. Hilfiger for the year ended December 31, 2023. This borrowing did not have a fixed maturity date or stated rate of interest. As of December 31, 2023 and December 31, 2022, the balance of loans payable to Mr. Ojeda, Mr. Groves and Ms. Hilfiger was $0 and $123,850, respectively.

The accounts payable owed to our Chairman and CEO as of December 31, 2023 and December 31, 2022 was $0 and $22,533, respectively.

During the year ended December 31, 2023 and 2022, related party imputed interest was $0 and $13,420, respectively. The imputed interest was recorded as interest expense and an increase in additional paid-in capital based on a rate of 12%.

For the year ended December 31, 2023 and 2022, the Company recorded $0 and $14,400 respectively, due to Virginia Hilfiger, our Chief Brand Officer and Director for monthly rent expense paid by Virginia Hilfiger.

The accounts payable owed to our related parties as of December 31, 2023 and December 31, 2022 was $50,881 and $22,533, respectively and comprised of expense reports, contractor payments and board fees.

The accrued payroll owed to our CEO, COO, Chief Brand Officer and employees and contractors as of December 31, 2023 and December 2022 was $367,230 and $764,050, respectively, inclusive of bonuses.

On May 11, 2023, we executed a 12-month consulting agreement with Jason Harward (“Consultant”), the owner of Stand and nephew of Matt Harward, MGO’s former Chief Marketing Officer. See Note 14. As of December 31, 2023, $150,000 was paid in cash to the Consultant, $200,000 was accrued in selling, general, administrative expense and $109,679 was recorded as stock based compensation for the fair value of the restricted stock units as of December 31, 2023.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table reflects fees billed to our Company by our former independent auditor, BF Borgers CPA PC, for the years ended December 31, 2023 and December 31, 2022. There were no payments made to our current audit Assurance Dimensions, Inc. during 2023.

	2023	2022
Audit Fees	$61,500	$52,500
Audit-Related Fees	-	16,750
Tax Fees	-	-
All Other Fees	9,750	55,000
Total	$71,250	$124,250

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

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation dated August 29, 2022
3.2*	Amended and Restated Bylaws of MGO Global Inc. dated December 28, 2022
4.1*	Form of Representative’s Warrant in connection with the Company’s initial public offering
4.2*	Form of Warrant issued to investors in private placement
4.3*	Form of Placement Agent Warrant issued in first private placement
4.4*	Form of Placement Agent Warrant issued in second private placement
4.5	Description of Registrant’s securities
10.1†† *	Trademark License Agreement between MGOTEAM 1 LLC and Leo Messi Management SL dated November 20, 2021
10.2† *	Form of 2022 Equity Incentive Plan
10.3† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022
10.4† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022
10.5† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022
10.6† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Matt Harward dated October 24, 2022
10.7*	Form of Subscription Agreement for first private placement
10.8*	Form of Subscription Agreement for second private placement
10.9†*	Consulting Services Agreement between MGO Global Inc. and Martin Scott dated December 6, 2022
10.10†*	Amended and Restated Independent Contractor Agreement between MGO Global Inc. and Vincent Ottomanelli dated December 2, 2022
10.11*	Equity Joint Venture Contract dated August 29, 2019 among Shanghai Celebrity Import and Export Co., LTD. and MGOTEAM LLC
10.12	Letter of Intent for acquisition of certain assets of Stand Co, LLC by MGO Global Inc., dated March 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on March 17, 2023)
10.13	Commercial license agreement between MGO Global Inc. and Stand CO LLC, dated May 11, 2023 (incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.14	Consulting agreement between MGO Global Inc. and Jason Harward, dated May 11, 2023 (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.15	Offer letter between MGO Global Inc. and Dana Perez, dated January 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on January 19, 2024)
10.16	Settlement Agreement between MGO Global Inc. and Matthew Harward, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on February 12, 2024)
10.17	Term Sheet by and between MGO Global Inc., MGOTEAM 1 LLC and Centric Brands LLC dated March 20, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.18	Deed of Novation, Assignment and Assumption by and between MGOTEAM 1 LLC, Leo Messi Management S.L. and Centric Brands LLC dated March 21, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.19	Form of Amendment No. 1 to the Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022
10.20	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022
10.21	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022
14.1*	Code of Ethics and Business Conduct
16.1	Letter dated as of December 22, 2023, from BF Borgers CPA PC (incorporated by reference to Exhibit 16.1 of the Company’s current report on the form 8-K filed with the SEC on December 27, 2023)
19.1	MGO Global Inc. Insider Trading Policy dated July 3, 2023
21.1	List of Subsidiaries
97.1	MGO Global Inc.’s Clawback Policy
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
23.1	Consent of BF Borgers CPA PC
23.2	Consent of Assurance Dimensions Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-268484), filed with the SEC on December 30, 2022.

†	Executive compensation plan or arrangement.

††	portions were redacted.

** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGO GLOBAL INC.

Dated: April 1, 2024	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: April 1, 2024	By:	/s/ Dana Perez
Dana Perez
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Maximiliano Ojeda	Chairman of the Board and CEO	April 1, 2024
Maximiliano Ojeda	(Principal Executive Officer)

/s/ Dana Perez	Chief Financial Officer	April 1, 2024
Dana Perez	(Principal Financial and Accounting Officer)

/s/ Virginia Hilfiger	Director	April 1, 2024
Virginia Hilfiger

/s/ Julian Groves	Director	April 1, 2024
Julian Groves

/s/ Ping Rawson	Director	April 1, 2024
Ping Rawson

/s/ Obie McKenzie	Director	April 1, 2024
Obie McKenzie

/s/ Jeffrey Lerner	Director	April 1, 2024
Jeffrey Lerner

/s/ Paul Wahlgren	Director	April 1, 2024
Paul Wahlgren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MGO Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MGO Global, Inc. (the Company) as of December 31, 2023 and the related consolidated statements of operations, changes in stockholders’ equity(deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses for the year ended December 31, 2023. The Company had a net loss of $7,370,465 and net cash used in operating activities of $6,978,788. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters to be communicated, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2023.

Margate, Florida

April 1, 2024

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of MGO Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MGO Global, Inc. (the “Company”) as of December 31, 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We served as the Company’s auditor from 2022 to 2023

Lakewood, CO

March 31, 2023

MGO GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$934,911	$113,952
Accounts Receivable, net	64,474	101,837
Inventories, net of allowance of $25,000 and $0, respectively	724,553	69,546
Other current assets	15,364	7,864
Prepaid royalty expense	-	147,769
Prepaid expenses	183,146	-
Total current assets	1,922,448	440,968

Property and equipment, net	319,462	-
Total assets	$2,241,910	$440,968

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$397,192	648,129
Accounts payable - related party	50,881	22,533
Accrued liabilities	449,665	52,540
Accrued royalty expense	55,194	-
Accrued payroll	367,230	764,050
Other current liabilities	-	13,634
Loan payable	-	10,793
Loan payable - related party	-	123,850
Total current liabilities	1,320,162	1,635,529
Total liabilities	1,320,162	1,635,529

Commitments and contingencies (Note 12)	–	–

Stockholders’ equity (deficit):
Common stock, par value $0.00001, authorized 150,000,000 shares; 14,266,125 and 11,689,230 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	144	117
Additional paid in capital	14,450,087	4,963,340
Accumulated deficit	(12,940,040)	(5,796,636)
Total MGO stockholders’ equity (deficit)	1,510,191	(833,179)
Non-controlling interest	(588,443)	(361,382)
Total stockholder’s equity (deficit)	921,747	(1,194,561)
Total liabilities and stockholders’ equity (deficit)	$2,241,910	$440,968

See Accompanying Notes to Consolidated Financial Statements.

MGO GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Revenues, net	$5,359,875	$1,048,012
Cost of sales	2,013,095	337,631
Gross profit	3,346,780	710,381

Operating expenses:
Selling, general and administrative expenses	5,331,313	1,596,857
Marketing and e-commerce expenses	4,128,771	479,384
Royalty expenses	1,269,556	1,273,105
Total operating expenses	10,729,640	3,349,346

Operating loss	(7,382,860)	(2,638,965)

Other (income) expenses:
Finance charges	-	236,231
Interest expense	456	-
Interest income	(40,456)	-
Gain on settlement of debt	(3,500)	-
Other (Income) expenses, net	31,105	2,161
Total other (income) expenses	(12,395)	238,392

Net loss	$(7,370,465)	$(2,877,357)
Less: net loss attributable to noncontrolling interest	(227,061)	(294,411)
Net loss attributable to MGO stockholders	(7,143,404)	(2,582,946)

Basic and diluted weighted average shares outstanding	14,126,816	10,542,419
Basic and diluted net loss per share to MGO stockholders	$(0.51)	$(0.25)

See Accompanying Notes to Audited Consolidated Financial Statements.

MGO GLOBAL INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended of December 31, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Total MGO Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(deficit)	Interests	(deficit)
Balance at December 31, 2021	9,593,000	$96	$2,866,559	$(3,213,690)	$(347,036)	$(66,971)	$(414,007)
Share issuance for cash, net	1,925,000	19	1,712,545	-	1,712,564	-	1,712,564
Stock compensation expense	141,230	1	141,730	-	141,731	-	141,731
Stock issued to settle accounts payable	30,000	0	30,000	-	30,000	-	30,000
Capital contributions by founders	-	-	15,400	-	15,400	-	15,400
Warrants issued for financing expenses	-	-	183,686	-	183,686	-	183,686
Imputed interest	-	-	13,420	-	13,420	-	13,420
Net loss	-	-	-	(2,582,946)	(2,582,946)	(294,411)	(2,877,357)
Balance at December 31, 2022	11,689,230	$117	$4,963,340	$(5,796,636)	$(833,179)	$(361,382)	$(1,194,561)

Share issuance for cash, net of transaction costs	1,725,000	17	7,560,337	-	7,560,354	-	7,560,354
Cashless exercise of warrants	127,311	1	(1)	-	-	-	-
Cash received from exercise of warrants	700,000	7	699,993	-	700,000	-	700,000
Shares issuance for services rendered	11,250	1	5,280	-	5,281	-	5,281
Shares issued for vested restricted stock awards	13,334	1	6,665	-	6,666	-	6,666
Stock compensation expenses	-	-	1,214,473	-	1,214,473	-	1,214,473
Net loss	-	-	-	(7,143,404)	(7,143,404)	(227,061)	(7,370,465)
Balance at December 31, 2023	14,266,125	$144	$14,450,087	$(12,940,040)	$1,510,191	$(588,443)	$921,747

See Accompanying Notes to Audited Consolidated Financial Statements.

MGO GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,370,465)	$(2,877,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	-	13,420
Stock compensation expenses	1,226,420	141,731
Warrants issued for financing expenses	-	183,686
Inventory obsolescence impairment	25,000	-
Depreciation expenses	6,502	-

Net changes in operating assets & liabilities:
Accounts receivable	37,363	(98,552)
Inventory	(680,007)	(1,140)
Prepaid expenses	(183,146)	-
Prepaid royalty expense	147,769	253,561
Other current assets	(7,500)	1,475
Accounts payable - related party	28,348	(1,645)
Accrued payroll	(396,820)	447,753
Accrued royalty liability	55,194	-
Accounts payable and accrued liabilities	132,554	253,795
Net cash used in operating activities	(6,978,788)	(1,683,273)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(325,964)	-
Net cash used in investing activities	(325,964)	-

Cash flows from financing activities:
Shares issued for cash, net	7,560,354	1,712,545
Cash received from exercise of warrants	700,000	-
Repayments to loans payable - related party	(123,850)	(24,976)
Repayments to loans payable	(10,793)	(48,822)
Proceeds from loans payable - related party	-	45,556
Proceeds from loans payable	-	25,000
Net cash provided by financing activities	8,125,711	1,709,303

Net increase in cash and cash equivalents	820,959	26,030
Cash and cash equivalents at beginning of period	113,952	87,922
Cash and cash equivalents at end of period	$934,911	113,952

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$456	$6,514

Non-cash financing activities
Stock issued for financing expenses	$30,000	$-

See Accompanying Notes to Audited Consolidated Financial Statements.

MGO GLOBAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 - ORGANIZATION AND OPERATIONS

Nature of Business

Founded in October 2018 and headquartered in Florida with remote employees and specialty contractors in London, New York and Latin America, MGO Global Inc. (“MGO,” “MGO Global,” the “Company,” “we,” “our” and “us”) has built a brand acceleration platform with a focus on the acquisition, optimization and monetization of consumer brands across multiple categories. Our mission is to provide customers with unmatched variety, quality and shopping experience, while adding considerable value for MGO’s shareholders.

Our accomplished leadership team encompasses decades of experience in building successful global lifestyle brands, including fashion design, marketing, technology, corporate finance and branding. We strive to continually push innovation and evolution of the consumer product cycle without compromising quality and design integrity. Through our end-to-end, scalable brand-building platform, backed by robust consumer behavioral data, we are engaged in nurturing digitally native brands that will thrive in the modern Direct to Consumer (“DTC”) economy.

We operate our business through three subsidiaries: MGOTeam1, LLC (“MGOTeam1”); Americana Liberty, LLC and MGO Digital LLC.

The Messi Store/MGOTeam 1 LLC

MGOTeam1 designs, manufactures, licenses, distributes, advertises, and sells a range of products under the soccer legend Lionel (‘Leo”) Messi brand, Messi Brand. The Messi Brand is a premium lifestyle brand with a sporty edge and sells their products under their website www.themessistore.com.

On October 29, 2018, the Company entered into a Trademark License Agreement with Leo Messi Management SL (“LMM”). LMM granted the Company a worldwide non-exclusive license in order to use Leo Messi’s Trademarks with the purpose of developing, manufacturing, trading and promoting The Leo Messi Products.

On November 20, 2021, the Company entered into a new Trademark License Agreement with LMM to have the worldwide license to use Leo Messi’s Trademarks for the purpose of developing, manufacturing, marketing, and promoting his products. The Company is to pay LMM a minimum guaranteed amount on account of royalties amounting to Four Million Euros (4,000,000 €) over the four-year agreement, net of taxes with the last payment due on November 15, 2024.

On March 21, 2024, MGO assigned the Messi License to Centric Brands, which paid the Company $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024. See Notes 2, 10 and 14.

Stand Flagpoles/Americana Liberty, LLC

On March 13, 2023, we obtained a royalty-free, worldwide and exclusive license (the “License”) to the use of certain assets of Stand Co., LLC (“Stand”) for all purposes in exchange for payment of $1.00 by the Company. The license is in perpetuity. Licensed assets include all rights to all stock keeping units (“SKU”) of Stand sold under the names: “Roosevelt Premium 25 foot Telescoping Flag Pole Kit,” “20 Foot Telescoping Flag Pole Kit” and “LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to a brand name “Stand Flagpoles,” domain and website www.standflagpoles.com, the Meta pages associated with “Stand Flagpoles” brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook Assets & Accounts; all historical digital and non-digital assets; and customer database since inception.

In support of our new flagpole business, we formed a wholly owned subsidiary, Americana Liberty, LLC (“Americana Liberty”), on March 13, 2023, which was created to advertise and sell the licensed line of Stand Flagpoles and other related products, along with an expanding line of patriotic-themed products to be developed and marketed to consumers under our new Americana Liberty brand.

In addition, on May 11, 2023, we executed a 12-month consulting agreement with Jason Harward, the owner of Stand Co. and nephew of our former Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services, substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 150,000 restricted stock units of the Company issuable on May 11, 2023 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024. $109,679 was recorded as stock-based compensation for the fair value of the restricted stock units awarded as of December 31, 2023.

MGO Digital LLC

In November 2022, we formed MGO Digital LLC to leverage data analytics, advanced technology-enabled marketing and our leadership team’s industry relationships and expertise to identify, incubate and test market new proprietary brands and brand concepts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

MGOTeam1 was formed on October 11, 2018, and the Company entered into a Rollover Agreement by and among MGOTeam1 and members of MGOTeam1 on December 6, 2021. All of the members of MGOTeam1, except for one member who owns a 11.82% membership interest in MGOTeam1, exchanged all of their membership interests in MGOTeam1 for 8,818,000 shares of the Company’s common stock. A sole MGOTeam1’s member did not rollover its 11.82% membership interest in MGOTeam1 to the Company as of December 6, 2021, and remains a member in MGOTeam1.

We account for the 11.82% remaining minority interest in MGOTeam1 as non-controlling interest. Both the Company and MGOTeam1 were under common control, the series of contractual arrangements between the Company and MGOTeam1 in December 6, 2021 constituted a reorganization under common control and are required to be retrospectively applied to the consolidated financial statements at their historical amounts.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most critical estimates include those related to stock-based compensation, inventory and inventory allowance valuation. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. As of December 31, 2023 and 2022, the Company had $684,911 and $0 in excess of the federal insurance limit, respectively.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for credit losses. We grant unsecured credit to our wholesale customers which are deemed creditworthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for credit losses. As of December 31, 2023 and December 31, 2022, the Company had no allowance for credit losses.

Inventory

Inventory consists of raw materials and finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated net realizable value. The write downs are recognized as a component of cost of sales. As of December 31, 2023 and December 31, 2022, the Company had $25,000 and $0 of inventory obsolescence impairment, respectively.

Royalty Expense

The Company pays 500,000€ every five months according to the Trademark License Agreement payment schedule with LMM signed on November 20, 2021. For the year ended December 31, 2022, the Company recorded installment royalty payments as prepaid expense and amortized over the license period granted by LMM. The License Agreement expires on December 31, 2024, with no automatic renewal. For the year ended December 31, 2023, the Company recorded an accrual of $55,194 for the royalty payment due for the period beginning December 15, 2023 but not yet paid as of year-end and is included in accrued royalty expense on the consolidated balance sheets as of December 31, 2023. On March 21, 2024, MGO assigned the Messi License to Centric Brands, which paid the Company $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024. See Notes 2, 10 and 14.

Property and Equipment, Net

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productivity capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income. Depreciation is provided using the straight-line method, based on useful lives of the assets which is three years for computers, equipment and software. Depreciation expense from continuing operations for the years ended December 31, 2023 and 2022, was $6,502 and $0, respectively. Accumulated depreciation from continuing operations as of December 31, 2023 and 2022 was $6,503 and $0, respectively.

	Useful Life	December 31, 2023	December 31, 2022
Computer equipment and software	3 years	$308,774	$-
Furniture	3 years	17,191	-
Less: Accumulated depreciation		(6,503)	-
Property and equipment, net		$319,462	$-

Leases

The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. The Company executed a one-year office lease in February 2023. Due to the short-term nature of the lease, the Company did not account for the lease as a right of use asset. Subsequent to December 31, 2023, the Company renewed the office lease for an additional one-year term.

Accounts Payable

The composition of accounts payable and accrued expenses from continuing operations are as follows:

	December 31, 2023	December 31, 2022
Accounts payable	$397,192	$648,129
Accounts payable, related party	50,881	22,533
Accrued consulting fees	70,000	-
Other accrued expenses	379,665	52,540
Accrued royalty expenses	55,194	-
Accrued wages, bonus and payroll expenses	367,230	764,050
	$1,320,162	$1,487,252

Warrants

The Company accounts for a warrant as an equity instrument, liability or share-based compensation in accordance with ASC 480, Distinguishing Liabilities from Equity, and/or ASC 718, Compensation – Stock Compensation, depending on the specific terms of the agreement.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the requisite service period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. For restricted stock awards, the Company records the value of the Company stock at the date of the grant as stock based compensation expense.

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

Revenue transactions associated with the sale of Messi Brand and Stand Flagpoles products comprise a single performance obligation, which consists of the sale of products to customers either through direct wholesale or online sales through our websites www.themessistore.com and www.standflagpole.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon receipt of the goods. The transactions price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 30 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for direct wholesale and online transactions.

For the years ended December 31, 2023 and 2022, the Company generated revenues of $5,359,875 and $941,372, respectively, directly from consumers via our website, and $0 and $106,640, respectively, through wholesale customers. The Company does not have any major customers as revenue is primarily direct to individual consumers. See Note 13.

The following table presents net revenue by geographic location which is recognized at a point in time:

Year Ended December 31, 2023	The Messi Store	Stand Flagpoles	Total
United States	$1,273,420	$3,667,176	$4,940,596
Rest of the World	417,528	1,751	419,279
Total Revenues	$1,690,948	$3,668,927	$5,359,875

Year Ended December 31, 2022	The Messi Store	Stand Flagpoles	Total
United States	$579,921	$-	$579,921
Rest of the World	468,091	-	468,091
Total Revenues	$1,048,012	$-	$1,048,012

Non-Controlling Interest

As of December 6, 2021, one shareholder did not rollover its 11.82% membership interest from MGOTEAM LLC to MGOTEAM 1 LLC. According to ASC 810, Consolidation, the carrying amount of the non-controlling interest (“NCI”) will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in additional paid in capital and attributed to the equity holders of the parent. The Company accounted for this portion of shares as non-controlling interest in net loss of $227,061 and $294,411 from the net loss for the years ended December 31, 2023 and 2022, respectively.

Foreign currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other income, net within the consolidated statements of operations.

Segment Reporting

The Company has three reportable segments: 1) The Messi Store, which sells a range of products under The Messi Brand; 2) Stand Flagpoles, which sells a range of residential flagpoles and related products direct to consumers; and 3) Corporate, which generates no revenue, but reflects corporate expenses related primarily to being a public company, including costs associated with legal, audit, accounting, tax, SEC reporting, and investor/public relations, among other corporate expenses. The Company created MGO Digital in 2023 for the purpose of testing, developing, incubating and test marketing new brand concepts. As of December 31, 2023, the activity in MGO Digital was immaterial and therefore not separately segmented out. The chief operating decision maker, our Chief Operating Officer, is responsible for allocating resources and assessing performance and obtains financial information, being the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flow, about the Company as a whole.

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations as income tax expense. As of the year ended December 31, 2023 there was no income tax expense reported by the Company.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to ordinary shareholders by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued if such additional common shares were dilutive. Since the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded, as their effect would be anti-dilutive. At December 31, 2023 and 2022 respectively, total stock options of 1,140,000 and 0 and warrants of 159,775 and 938,000 were not included in the net loss per share calculation as their effect would have been anti-dilutive.

Fair Value Measurements

The Company has determined the fair value of certain assets and liabilities in accordance with generally accepted accounting principles, which provides a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established, which prioritizes the valuation inputs into three broad levels. Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset or liability. Level 3 inputs are unobservable inputs related to the asset or liability.

Recently Adopted Accounting Pronouncements

In June 2016 and subsequently amended in March 2022, the FASB issued ASC 326, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (“CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees and other financial instruments. The Company adopted ASC 326 on January 1, 2023 and ASC 326 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective beginning of our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

NOTE 3 – GOING CONCERN

In the pursuit of MGO’s long-term growth strategy and the development of its growing portfolio of brands, the Company has incurred continued operating losses. As of December 31, 2023, we had a working capital surplus of $602,286. For the years ended December 31, 2023 and 2022, we incurred losses from operations of $7,382,860 and $2,638,965 respectively, and cash used in operating activities of $6,978,788 and $1,683,273, respectively. We believe the cash on hand, in connection with cash generated from future revenue, may not be sufficient to sustain continued operating losses.

On February 8, 2024, we filed a shelf registration statement on Form S-3 (“S-3”) to provide our Company with the flexibility to issue and sell securities if and when deemed appropriate to support our ongoing business operations and in the best interest of our shareholders. The S-3 contained two prospectuses: i) a base prospectus that covers the potential offering, issuance and sale from time to time of our common stock, preferred stock, warrants, debt securities and units in one or more offerings with a total value of up to $100,000,000; and ii) a sales agreement prospectus covering the potential offering, issuance and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement entered into with the New York-based investment banking firm, Maxim Group LLC (“At-the-Market Offering” or “ATM”). As of April 1, 2024, we have received net proceeds from sales of our common stock pursuant to the ATM totaling an aggregate $634,506. See Note 14.

The Company is continually evaluating strategies to obtain required additional funding to support our future operations. These strategies may include, but are not limited to, equity financing, issuing or restructuring debt, entering into other financing arrangements, and restructuring operations to increase revenues and decrease expenses. Any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. The Company may be unable to access further equity or debt financing when needed or obtain additional liquidity under acceptable terms, if at all. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a period of twelve (12) months from the date these financial statements are issued.

NOTE 4 – INVENTORY

As of December 31, 2023 and December 31, 2022, net inventories amounted to $724,553 and $69,546, respectively.

	December 31, 2023	December 31, 2022
Finished goods	$749,553	$69,546
Inventory reserves for slow moving inventory	(25,000)	-
Total	$724,553	$69,546

NOTE 5 – PREPAID EXPENSES

As of December 31, 2023 and December 31, 2022, prepaid expenses amounted to $183,146 and $0, respectively.

	December 31, 2023	December 31, 2022
Prepaid expenses	$10,298	$-
Prepaid rent	7,500	-
Prepaid inventories	165,348
Total	$183,146	$-

NOTE 6 – LOAN PAYABLE

On May 25, 2022, the Company entered into a loan with PayPal with an interest rate of 6.51%, principal balance of $25,000 and monthly payment of $539 over the term of the loan. This loan matured on May 25, 2023. The Company paid the principal balance of $10,793 and incurred $456 interest during the year ended December 31, 2023. The balance of this loan was $0 and $10,793 as of December 31, 2023 and 2022, respectively This loan principal and accrued interest have been paid off as of December 31, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company borrowed $45,556 from and paid $24,976 to our Chairman and CEO, Maximiliano Ojeda, for the year ended December 31, 2022. The Company borrowed $0 and paid $123,850 in aggregate to Mr. Ojeda; Mr. Julian Groves, MGO’s Chief Operating Officer and director; and Ms. Virginia Hilfiger, our Chief Brand Officer and director, for the year ended December 31, 2023. These borrowings do not have a fixed maturity date or stated rate of interest. As of December 31, 2023 and December 31, 2022, the balance of loans payable to Mr. Ojeda, Mr. Groves and Ms. Hilfiger was $0 and $123,850, respectively.

The accounts payable owed to our Chairman and CEO as of December 31, 2023 and December 31, 2022 was $0 and $22,533, respectively.

During the years ended December 31, 2023 and 2022, related party imputed interest was $0 and $13,420, respectively. The imputed interest was recorded as interest expense and an increase in additional paid-in capital based on a rate of 12%.

For the year ended December 31, 2023 and 2022, the Company recorded $0 and $14,400, respectively, due to Virginia Hilfiger, our Chief Brand Officer and Director for monthly rent expenses paid by Virginia Hilfiger,

The accounts payable owed to our related parties as of December 31, 2023 and December 31, 2022 was $50,881 and $22,533, respectively and comprised of expense reports, contractor payments and board fees.

The accrued payroll owed to our CEO, COO, Chief Brand Officer and staff as of December 31, 2023 and December 2022 was $367,230 and $764,050, respectively, inclusive of bonuses.

On May 11, 2023, we executed a 12-month consulting agreement with Jason Harward (“Consultant”), the owner of Stand and nephew of Matt Harward, MGO’s former Chief Marketing Officer. See Note 14. $150,000 was paid in cash to the Consultant, $70,000 was accrued in selling, general, administrative expense and $109,679 related to stock based compensation expense for the fair value of the 150,000 restricted stock units awarded per the consulting agreement were recorded as of December 31, 2023.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-268484), as amended (the “Registration Statement”), and filed with the Securities and Exchange Commission (the “Commission”) and the final prospectus filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective by the Commission on January 12, 2023. The closing of the Offering for the Shares took place on January 18, 2023 with net proceeds of $7,560,354, which included 225,000 shares sold by the Company upon the exercise by the underwriters of the over-allotment option in full. The Company used the net proceeds from the Offering for team expansion, marketing, general and administrative corporate purposes, including working capital and capital expenditures.

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

In November and December 2023, the Company issued 11,250 shares of common stock for consulting services at fair value of $5,281.

In November and December 2023, the Company issued 13,334 shares for the vested Restricted Stock Units issued to directors at fair value of $6,666.

During the year ended December 31, 2022, the Company had the following common stock transactions:

The Company issued 1,925,000 shares with net proceeds of $1,712,564 from Pre-IPO funding, 141,230 shares to consultants for services at fair value of $141,730 and 30,000 shares to a consultant for services at fair value of $30,000.

Warrants

For the year ended December 31, 2021, the Company issued a total of 54,250 five-year warrants to Boustead Securities, LLC, an investment banking firm, with an exercise price of $1.00 per share. Upon the issuance of the warrant as compensation for its services as an investment banker, the warrant was categorized as equity and the fair value of $54,217 was recorded as transaction expense for the year ended December 31, 2021. On January 20, 2023, these warrants were exercised for a price of $1.00 with proceeds from the exercise recorded as additional paid in capital.

For the year ended December 31, 2022, the Company issued a total of 883,750 five-year warrants, with an exercise price of $1.00 per share. Included in the issuance was 183,750 warrants to Boustead Securities, LLC as compensation for its services as an underwriter, the warrants were categorized as equity and the fair value of $183,686 was recorded as a transaction expense.

As part of the IPO and underwriting agreements in January 2023, the Company issued to Boustead Securities a total of 86,250 warrants, which expire in three years, and have an exercise price of $6.25 per share. On January 20, 2023, Boustead Securities exercised 164,475 warrants in a cashless exercise transaction. In addition, 700,000 of additional outstanding warrants were exercised for a price of $1.00 with proceeds from the exercise recorded as additional paid in capital.

The following is a summary of warrant activity for the year ended December 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	938,000	$1.00	4.70	$-
Granted	86,250	1.00	-	-
Forfeited	-	-	-	-
Exercised	(864,475)	-	-	-
Outstanding, December 31, 2023	159,775	$1.00	3.63	$-
Exercisable, December 31, 2023	159,775	$1.00	3.63	$-

The following is a summary of warrant activity for the year ended December 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	54,250	$1.00	3.98	$-
Granted	883,750	1.00	4.74	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2022	938,000	$1.00	4.70	$-
Exercisable, December 31, 2022	938,000	$1.00	4.70	$-

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions for the warrants issued for the year ended December 31, 2022:

For the Year Ended December 31, 2022
Expected term	5 years
Expected average volatility	328% - 339%
Expected dividend yield	-
Risk-free interest rate	1.76% - 2.89%

NOTE 9 – STOCK COMPENSATION

On August 15, 2022, our Board of Directors (the “Board”) and our stockholders approved our 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially, the maximum number of shares of our Common Stock that may be subject to awards under the 2022 Plan is 2,186,470. The maximum number of shares that are subject to awards under the 2022 Plan is subject to an annual increase equal to the lesser of (i) 500,000 shares of our Common Stock; (ii) a number of shares of our Common Stock equal to 4% of the prior year’s maximum number or (iii) such number of shares of our Common Stock as determined by the 2022 Plan administrator.

The types of awards permitted under the 2022 Plan include nonqualified stock options, qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.

Equity awards are generally granted with an exercise price equal to the market price of the Company’s ordinary shares at the date of grant; those options have ten-year contractual terms and vest according to the vesting plan as designated by management, generally between immediate vesting to three-year continued service term. Certain equity awards provide for accelerated vesting if there is a change in control, as defined in the plans.

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies.

Stock Options

On August 1, 2023, MGO issued a total of 1,355,000 stock options of the Company’s Common Stock to certain directors and consultants of the Company at an exercise price of $5.00 per share and a vesting period which commenced on August 1, 2023. The remaining weighted average contractual life as of December 31, 2023 is 4.04 years.

The following is a summary of stock option activity for the year ended December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	-	$-	-	$-
Granted	1,355,000	5.00	5.00	-
Forfeited	(215,000)	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2023	1,140,000	$5.00	4.04	$-
Exercisable, December 31, 2023	740,000	$5.00	4.04	$-

The Company estimated the fair value of the stock-based compensation using the Black Scholes Model with the following assumption inputs:

Expected life of the options	4.35-5.0
Fair value of Common Stock on grant date	$0.98 - $1.07
Expected volatility	95%
Expected dividend rate	0%
Risk-free interest rate	4.24% - 4.41%

For the years ended December 31, 2023 and 2022, the Company’s stock option compensation expense amounted to $867,110 and $0, respectively. The total unrecognized compensation cost related to stock options as of December 31, 2023 was $251,256.

Restricted Stock Units (“RSUs”)

For the year ended December 31, 2023, the Company’s compensation committee recommended to the Board of Directors and the Board approved the granting of certain RSUs to members of the senior leadership team.

The following is a summary of RSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	-	$-
Granted	506,037	1.41
Cancelled	(79,732)	-
Vested	(24,584)	-
Outstanding as of December 31, 2023	401,721	$1.41

The aggregate fair value of RSU awards was $630,864 and valued at the closing price of the Company’s Common Stock on the date of grant. The Company recognized $359,311 stock compensation expense related to RSU awards for the year ended December 31, 2023. The total unrecognized compensation cost related to unvested RSUs as of December 31, 2023 was $166,111.

NOTE 10 – ROYALTY EXPENSE

In 2018, the Company signed a global licensing agreement with Leo Messi Management SL (“LMM”) Trademark License Agreement with LMM to have the worldwide license to use Leo Messi’s trademarks for the purpose of developing, manufacturing, marketing and promoting products of the Messi Brand. On November 20, 2021, the Company entered into a new Trademark License Agreement. The Company is expected to pay LMM a minimum guaranteed amount on account of royalties amounting to Four Million Euros (4,000,000 €) over four years, net of taxes with the last payment due on November 15, 2024.

The Company recorded $1,269,556 and $1,273,105 in royalty expenses for the years ended December 31, 2023 and 2022, respectively. The prepaid expenses as of December 31, 2023 and December 31, 2022 was $0 and $147,769, respectively. The accrued expenses related to the royalty expense were $55,194 and $0 as of December 31, 2023 and 2022, respectively.

On March 21, 2024, MGO assigned the Messi License to Centric Brands, which paid the Company $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024. As a result of the assignment of the Messi License to Centric Brands, there is no further obligation to the Company for royalty payments in 2024.

NOTE 11 – INCOME TAXES

At December 31, 2023 and 2022, the Company’s deferred income tax assets and liabilities were as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset
Net operating loss carry forwards	$2,549,650	$632,385
Total deferred tax asset	2,549,650	632,385
Less: valuation allowance	(2,549,650)	(632,385)
Total deferred tax asset	-	-
Total deferred tax liabilities	-	-
Net deferred tax asset (liabilities)	$-	$-

The valuation allowance increased by $1,917,265 during the period from December 31, 2022 to December 31, 2023, as a result of the Company’s net operating losses for the year ended December 31, 2023. The Company has net operating loss carryforwards of approximately $10,059,777 for both U.S. federal and state tax purposes as of December 31, 2023 with no expiration date. Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The Company has not recorded any income tax expense or benefit in the consolidated statements of operations for the years ended December 31, 2023 or 2022, due to the benefit of net operating losses in these periods. The reconciliation between the federal statutory income tax rate of 21% and the blended state income tax rate of 5.5% to the Company’s effective tax for the periods presented is as follows:

	Year Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Federal provision at statutory rate	$(1,409,660)	21.0%	$(604,245)	21.0%
State income taxes	(390,684)	5.5%	-	-
Non-deductible expenses	(116,921)	-	21,226	(0.7)%
Change in valuation allowance	1,917,265	-	583,019	(20.3)%
Effective tax rate	$-	0%	$-	0.0%

The Company’s effective tax rates differ from the federal statutory rate primarily due to the establishment of a valuation allowance.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company classifies income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2023 and 2022.

In the normal course of business, the Company is subject to examination by taxing authorities generally for a period of 3 years from the later of each return due date or date filed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to credit, liquidity and market risks, as well as other payment-related risks, such as risks associated with the fraudulent use of credit or debit cards and customer banking information, which could have adverse effects on our business and revenues due to chargebacks from customers.

Legal Proceedings

We are not currently involved in any litigation that we believe could have a materially adverse effect in our financial condition or results of operations. From time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers immaterial, individually and in the aggregate. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The requirement for these provisions is reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable and costly. Protracted litigation and/or an unfavorable resolution of one or more of proceedings, claims or investigations against the Company could have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

NOTE 13 – SEGMENT INFORMATION

The Company has three reportable operating segments: Corporate, The Messi Store and Stand Flag Poles. The Corporate reportable business segment does not generate revenue. It reflects results of expenses largely associated with being a public company, including fees associated with legal, SEC reporting, Nasdaq listing, audit and tax advisory services as well as non-allocated administrative and other expenses such as personnel, property and equipment and insurance. Intercompany expenses are eliminated in consolidation. A measure of segment assets and liabilities has not been currently provided to the Company’s chief operating decision maker and is therefore not presented below.

Summarized financial segment information for the years ended December 31, 2023 and 2022, respectively, are shown below:

Net Loss

Year Ended December 31, 2023	Corporate	The Messi Store	Stand Flagpoles	Total
Revenues	$-	$1,690,948	$3,668,927	$5,359,875
Cost of sales	-	1,044,049	969,046	2,013,095
Loss from operations	(4,739,613)	(1,861,793)	(781,454)	(7,382,860)
Other (income) expense, net	(41,477)	29,082	-	(12,395)
Net loss	$(4,698,136)	$(1,890,875)	$(781,454)	$(7,370,465)

Year Ended December 31, 2022
Revenues	$-	$1,048,012	$-	$1,048,012
Cost of sales	-	337,631	-	337,631
Loss from operations	(364,503)	(2,274,462)	-	(2,638,965)
Other (income) expense, net	-	238,392	-	238,392
Net loss	$(364,503)	$(2,512,854)	$-	$(2,877,357)

NOTE 14 – SUBSEQUENT EVENTS

Departure of Principal Financial Officer

On January 15, 2024, Vincent Ottomanelli resigned from his position as Chief Financial Officer of MGO. In connection with his resignation, on January 15, 2024, the independent contractor agreement between the Company and Mr. Ottomanelli, dated November 3, 2022, as amended, was terminated. Mr. Ottomanelli’s resignation did not result from any disagreement with the Company.

In connection with Mr. Ottomanelli’s resignation, the Board of Directors of the Company (the “Board”) approved the acceleration of the vesting date of 100,000 five-year stock options previously granted to Mr. Ottomanelli by changing the vesting date to January 15, 2024. The Board also approved a cash bonus of $13,500 to be paid to Mr. Ottomanelli in consideration of his meeting certain defined six-month performance objectives set forth by the Board of Directors for the second half of 2023, ended December 31, 2023, and is included in accrued payroll as of December 31, 2023. Mr. Ottomanelli has agreed to serve in a paid advisory role for a minimum of two (2) consecutive months to assist with the transition to the new Chief Financial Officer for which the Company will pay him a monthly cash fee of $5,000.

Appointment of Principal Financial Officer

Concurrently with Mr. Ottomanelli’s resignation, Dana Perez was appointed as the Chief Financial Officer of the Company effective as of January 15, 2024.

Ms. Perez will be paid an annual base salary of $165,000 and be eligible to receive an annual cash bonus equal to up to 20% of her base salary upon certain performance objectives being achieved by the Company. Ms. Perez was also granted 50,000 restricted stock units upon her appointment pursuant to the Company’s 2023 Equity Incentive Plan, which shall convert into restricted common stock of the Company on January 15, 2025.

Loan Payable

On January 24, 2024, the Company entered into a loan with PayPal with an interest rate of 12%, principal balance of $85,000 and monthly payment of $1,833 over the term of the loan, which is one year.

Intercompany Demand Note

On January 26, 2024, the MGO Global entered into a demand note with MGOTeam1 where MGOTeam1 promises to pay to MGO Global a principal amount of $2,658,635, with interest at 5.07% per annum. The payment is due on demand by MGO Global or such earlier date as required or permitted to be repaid. The demand note relates to royalty payments paid by MGO Global on behalf of MGOTeam1 under the Trademark License Agreement with LMM. The royalty payments made by MGO Global on behalf of MGOTeam1 were accounted for in the inter-company balances which were eliminated in consolidation as of December 31, 2023.

Issuance of Restricted Stock Units

On March 15, 2024, the Company issued 20,000 restricted stock units to the Company’s investor relations consultant, pursuant to the consultant agreement in effect since October 2022.

Settlement Agreement with Former Chief Marketing Officer

On February 6, 2024, the Company and Matthew Harward entered into a Settlement Agreement and Release (the “Settlement Agreement”). Mr. Harward was employed by the Company as its Chief Marketing Officer from approximately October 2022 until September 29, 2023, pursuant to an Executive Employment Agreement signed on October 13, 2022 (the “Employment Agreement”). In November 2023, Mr. Harward informally asserted certain claims against the Company based on the Company’s alleged failure to meet its obligations under the Employment Agreement. The Company disputed those claims and informally asserted other disputed claims against Mr. Harward. Pursuant to the Settlement Agreement, the parties have agreed to release all mutual claims related to the Employment Agreement and the dispute. In consideration for Mr. Harward’s release of claims, the Company agreed to pay Mr. Harward the total sum of $200,000, comprised of $100,000 in cash and $100,000 in unregistered shares of the Company’s Common Stock. The $200,000 is included in accrued liabilities as of December 31, 2023 and was subsequently paid out in February 2024.

Registration Statement on Form S-3

On February 12, 2024, the U.S. Securities and Exchange Commission deemed the Company’s shelf registration statement on Form S-3 (registration file number: 333-276680) (“Shelf Registration”) effective. Originally filed on January 24, 2024, the Shelf Registration will provide MGO with the flexibility to issue and sell securities if and when deemed appropriate and in the best interest of our stockholders.

This registration statement contains two prospectuses:

●	a base prospectus that covers the potential offering, issuance, and sale from time to time of our common stock, preferred stock, warrants, debt securities, and units in one or more offerings with a total value of up to $100,000,000; and

●	a sales agreement prospectus covering the potential offering, issuance, and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement with Maxim Group LLC.

Reverse Stock Split

On February 22, 2024, the Board of Directors of the Company unanimously authorized and approved a reverse split of the issued and outstanding shares of the Company’s common stock, par value $0.00001 (the “Shares” or “Common Stock”), at a ratio of any whole number within the range between one-for-ten (1:10) and one-for-twenty-five (1:25), with such ratio to be determined in the discretion of the Registrant’s Board of Directors and with such action to be effected at such time and date as determined by the Board of Directors (the “Reverse Split”). The Reverse Split was authorized and approved by the Unanimous Written Consent of the Board of Directors and by the Action by Written Consent of the Stockholders holding the majority of the voting power of the Company, dated February 22, 2024. Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 was filed on March 11, 2024. The reverse stock split is not effective as of the date of this filing.

Assignment of Messi Trademark License Agreement to Centric Brands

On March 20, 2024, MGOTEAM 1 LLC, a wholly owned subsidiary of MGO Global Inc., (together, “MGO” or the “Company”) entered into a term sheet with Centric Brands, LLC (“Centric”), providing for the terms and conditions for MGO to assign and Centric to assume the existing Trademark License Agreement (“License Agreement”), dated November 21, 2021 with an expiration date of December 31, 2024 (“Expiration Date”), between Leo Messi Management SL (“LMM”) and MGO. Pursuant to the term sheet, Centric will pay to MGO cash consideration of $2,000,000 and shall assume MGO’s minimum guarantee obligation to LMM under the License Agreement for payment due dates in 2024 amounting to €1,500,000. MGO received full payment of the $2,000,000 consideration on March 22, 2024.

On March 21, 2024, MGO, Centric and LMM signed a Deed of Novation, Assignment and Assumption (the “Deed”) providing for MGO to assign all of its rights and obligations under the License Agreement to Centric, and Centric has agreed to assume all of MGO’s rights and obligations in respect of the License Agreement with effect on and from March 21, 2024.

More specifically, in accordance with the Deed, MGO assigns to Centric all ownership of, and rights and benefits in and to the License Agreement, together with any and all collateral material used or useful in the exploitation of the rights granted under the License Agreement until the Expiration Date and the applicable sell-off period. This includes, non-exhaustively and without limitations, the (i) design files in illustrator/jpeg formats; (ii) tech packs; and (iii) email customer list and website sales and visitor data. Further, effective no later than March 30, 2024, or such other date as may be agreed by MGO and Centric, Centric undertakes to take over the online store operated under the domain www.themessistore.com (“The Messi Store”), owned by LMM, and continue its operations. Centric warrants that it will keep downtime during the transfer of the domain to a minimum, maintain substantially all of the current functionality of The Messi Store, replace shipping and logistics, and continue the sale of merchandise. All costs associated and liabilities with the transfer of The Messi Store following such transfer and its future operation are assumed by Centric. Until the date of such transfer, MGO will continue to operate The Messi Store.

Centric paid MGO the $2,000,000 cash consideration in full on March 22, 2024.

Payment of Accrued Executive Compensation

On March 22, 2024, the Company paid accrued executive compensation of $221,588 for 2023 bonus accrued as of December 31, 2023, which we previously approved by the Compensation Committee. The Company also paid out $113,470 in bonus compensation for achievement of milestones in 2024 as denoted in the 2024 Executive Compensation Plan.

Amendments to Executive Employment Agreements

On March 27, 2024, the Board approved and adopted the Company’s 2024 Executive Compensation Plan, which describes MGO’s compensation philosophy and policies as applicable to the named executive officers for 2024, and explains the structure and rationale associated with each material element of the executives’ compensation. In accordance with the 2024 Executive Compensation Plan, on March 27, 2024, the Board approved, and the Company entered into, amended executive employment agreements with Maximiano Ojeda, Chief Executive Officer; Virginia Hilfiger, Chief Brand Officer and Julian Groves, Chief Operating Officer, retroactively effective on January 1, 2024.

Ojeda Employment Agreement

On March 27, 2024, the Company entered into Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 13, 2022, with Mr. Ojeda, providing for Mr. Ojeda’s annual base salary to be increased to $325,000 from $180,000; a decrease in Mr. Ojeda’s annual cash bonus from up to 100% to up to 25% based on the achievement of predetermined performance goals to be determined by the Board; a new monthly automobile allowance equal to $1,000 per month; a life insurance policy and a disability insurance policy; a five-year option to purchase a total of 100,000 shares of the Company’s common stock with the exercise price equal to 110% of the closing price of the Company’s common stock on the trading date immediately preceding the date of the grant, as reported on the Nasdaq Stock Market, LLC; and a grant of 100,000 restricted stock units, which shall vest and convert into shares of the Company’s common stock in equal installments quarterly over the 2024 fiscal year.

Hilfiger Employment Agreement

On March 27, 2024, the Company entered into Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 13, 2022, with Ms. Hilfiger providing for Ms. Hilfiger’s annual base salary to be increased to $250,000 from $144,000; a decrease in Ms. Hilfiger’s annual cash bonus from up to 100% to up to 25% based on the achievement of predetermined performance goals to be determined by the Board; a new monthly automobile allowance equal to $1,000 per month; a five-year option to purchase a total of 100,000 shares of the Company’s common stock with the exercise price equal to 110% of the closing price of the Company’s common stock on the trading date immediately preceding the date of the grant, as reported on the Nasdaq Stock Market, LLC; and a grant of 100,000 restricted stock units, which shall vest and convert into shares of the Company’s common stock in equal installments quarterly over the 2024 fiscal year.

Groves Employment Agreement

On March 27, 2024, the Company entered into Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 13, 2022, with Mr. Groves providing for Mr. Groves’ annual base salary to be increased to $250,000 from $130,000; a decrease in Mr. Groves’ annual cash bonus from up to 100% to up to 25% based on the achievement of predetermined performance goals to be determined by the Board; a new monthly automobile allowance equal to $1,000 per month; a five-year option to purchase a total of 100,000 shares of the Company’s common stock with the exercise price equal to 110% of the closing price of the Company’s common stock on the trading date immediately preceding the date of the grant, as reported on the Nasdaq Stock Market, LLC; and a grant of 100,000 restricted stock units, which shall vest and convert into shares of the Company’s common stock in equal installments quarterly over the 2024 fiscal year.

