Form 10-Q
period 2024-03-31
MGO Global Inc.
filed 2024-05-20
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(347) 913-3316

N/A

(Former name, former address and formal fiscal year, if changed since last report)

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

As of May 17, 2024, there were 18,159,846 shares of common stock issued and outstanding.

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

Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

●	current economic conditions, including consumer spending levels and the price elasticity of our products;

●	the highly competitive and evolving nature of the industry in which we compete;

●	our ability to successfully manage social, political, economic, legal and other conditions affecting our operations and our supply chain sources, such as political instability and acts of war or terrorism, natural disasters, disruption of markets, operational disruptions, changes in import or export laws, currency restrictions and currency exchange rate fluctuations;

●	the impact of the loss of one or more of our suppliers of finished goods or raw materials;

●	our ability to manage our inventory effectively and reduce inventory reserves;

●	our ability to optimize our global supply chain;

●	our ability to distribute our products effectively through our ecommerce store and through our growing wholesale distribution channel;

●	our ability to keep pace with changing consumer preferences;

●	the impact of any inadequacy, interruption or failure with respect to our information technology or any data security breach;

●	our ability to protect our reputation and the reputation and images of our licensed and any future proprietary brand(s);

●	unanticipated changes in our tax rates or exposure to additional income tax liabilities or a change in our ability to realize deferred tax benefits;

●	our ability to comply with environmental and other laws and regulations;

●	changes in our relationship with our employees and costs and adverse publicity from violations of labor or environmental laws by us or our suppliers;

●	our ability to attract and retain key personnel; and

●	our ability to integrate and grow potential acquisitions successfully.

The reader should understand that the uncertainties and other factors listed above or identified elsewhere in this Quarterly Report and in our Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements. You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports filed on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGO GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,517,158	$836,446
Accounts receivable, net	62,742	25,352
Inventories	674,242	607,022
Other current assets	7,500	7,500
Prepaid expenses	246,988	178,425
Current assets from discontinued operations	40,909	267,703
Total current assets	2,549,539	1,922,448

Property and equipment, net	292,499	319,462
Total assets	2,842,038	2,241,910

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	368,419	281,860
Accounts payable - related party	66,441	50,881
Accrued liabilities	155,552	240,324
Accrued payroll	23,017	367,230
Loan payable	70,289	-
Current liabilities from discontinued operations	115,434	379,867
Total current liabilities	799,152	1,320,162
Total liabilities	799,152	1,320,162

Stockholders’ equity:
Preferred stock, par value, $.00001, authorized 20,000,000 shares, nil outstanding	-	-
Common stock, par value $0.00001, authorized 150,000,000 shares; 16,540,399 and 14,266,125 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	165	144
Additional paid-in capital	15,508,042	14,450,087
Accumulated deficit	(13,104,684)	(12,940,040)
Total MGO stockholders’ equity	2,403,523	1,510,191
Non-controlling interest	(360,636)	(588,443)
Total stockholder’s equity	2,042,886	921,747
Total liabilities and stockholders’ equity	$2,842,038	$2,241,910

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Revenues, net	$670,264	$45,147
Cost of sales	167,732	17,609
Gross profit	502,532	27,538

Operating expenses:
Selling, general and administrative expenses	1,829,684	700,326
Marketing and e-commerce expenses	537,630	19,774
Total operating expenses	2,367,314	720,100

Operating loss	(1,864,782)	(692,562)

Other (income) expenses:
Interest expense	1,579	-
Interest income	(10)	(56)
Other (income) expenses, net	(2,216)	-
Total other (income) expenses	(647)	(56)

Loss before income taxes	(1,864,135)	(692,506)
Income tax benefit (expense)	-	-
Net loss from continuing operations	(1,864,135)	(692,506)
Net income (loss) from discontinued operations	1,927,298	(527,619)
Net income (loss)	$63,163	(1,220,125)
Less: net income (loss) attributable to noncontrolling interest	227,807	(62,069)
Net loss attributable to MGO stockholders	$(164,644)	$(1,158,056)

Basic and diluted weighted average shares outstanding	14,941,190	13,615,928
Basic and diluted net loss per share to MGO stockholders on continuing operations	$(0.01)	$(0.09)
Basic and diluted net income (loss) per share to MGO stockholders on discontinued operations	$(0.11)	$(0.03)

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total MGO Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(deficit)	Interests	(deficit)

Balance at December 31, 2022	11,689,230	$117	$4,963,340	$(5,796,636)	$(833,180)	$(361,382)	$(1,194,561)

Share issuance for cash	1,725,000	17	7,622,337	-	7,622,354	-	7,622,354
Cashless exercise of warrants	127,311	1	(1)	-	-	-	-
Cash received from exercise of warrants	700,000	7	699,993	-	700,000	-	700,000
Net loss	-	-	-	(1,158,056)	(1,158,056)	(62,069)	(1,220,125)
Balance at March 31, 2023	14,241,541	$142	$13,285,669	$(6,954,692)	$6,331,119	$(423,451)	$5,907,668

Balance at December 31, 2023	14,266,125	$144	$14,450,087	(12,940,040)	1,510,191	(588,443)	921,747

Stock issued for settlement	232,019	2	99,997	-	99,999	-	99,999
Stock issued for vested restricted stock awards	462,426	4	192,512	-	192,516	-	192,516
Stock issued for cash	1,579,829	15	572,300	-	572,315	-	572,315
Stock compensation expense	-	-	193,146	-	193,146	-	193,146
Net income (loss)	-	-	-	(164,644)	(164,644)	227,807	63,163
Balance at March 31, 2024	16,540,399	$165	$15,508,042	$(13,104,684)	$2,403,523	$(360,636)	$2,042,886

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended March 31
	2024	2023
Cash flows from operating activities:
Net income (loss)	$63,163	$(1,220,125)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation expenses	485,655	—
Depreciation expenses	27,169	10,349
Gain on transfer of licensing rights	(1,882,469)	—
Net changes in operating assets & liabilities:
Accounts receivable	(37,390)	78,354
Inventory	(67,220)	18,118
Prepaid expenses	(68,563)	(682,079)
Prepaid royalty expense	—	(225,832)
Other current assets	—	(7,500)
Accounts payable - related party	15,560	(22,533)
Accrued payroll	(344,213)	(539,287)
Accounts payable and accrued liabilities	(153,378)	(111,852)
Net cash used in operating activities	(1,961,686)	(2,702,386)

Cash flows from investing activities:
Proceeds from transfer of licensing rights	2,000,000	-
Purchases of property and equipment	(206)	(137,614)
Net cash provided by (used in) investing activities	1,999,794	(137,614)

Cash flows from financing activities:
Shares issued for cash, net	572,315	7,622,355
Cash received from exercise of warrants	—	700,000
Principle payment on loans payable related party	—	(128,047)
Principle payment on loan payable	—	(6,044)
Principle payment on note payable	(14,711)	(64,876)
Borrowings from note payable	85,000	—
Net cash provided by financing activities	642,604	8,123,388

Net increase in cash and cash equivalents	680,712	5,283,388
Cash and cash equivalents at beginning of period	836,446	113,952
Cash and cash equivalents at end of period	$1,517,158	$5,372,410

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,785	-

Non-cash financing activities
Stock issued for legal settlement	$99,999	-
Stock issued for vested restricted stock awards	$192,516	-

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 1 - ORGANIZATION AND OPERATIONS

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

We operate our business through three subsidiaries: MGOTeam1, LLC (“MGOTeam1”); Americana Liberty, LLC and MGO Digital LLC.

The Messi Store/MGOTeam 1 LLC

MGOTeam1 designed, manufactured, licensed, distributed, advertised, and sold a range of products under the soccer legend Lionel (“Leo”) Messi brand, Messi Brand. The Messi Brand is a premium lifestyle brand with a sporty edge and sold their products direct to consumer through the website www.themessistore.com.

In October 2018, the Company entered into a Trademark License Agreement with Leo Messi Management SL (“LMM”). LMM granted the Company a worldwide non-exclusive license in order to use Leo Messi’s Trademarks with the purpose of developing, manufacturing, trading and promoting the Messi Brand products.

On November 20, 2021, the Company entered into a new Trademark License Agreement with LMM to have the worldwide license to use Leo Messi’s Trademarks for the purpose of developing, manufacturing, marketing and promoting his products. The Company is to pay LMM a minimum guaranteed amount on account of royalties amounting to Four Million Euros (€4,000,000) over the four-year agreement, net of taxes with the last payment due on November 15, 2024.

On March 21, 2024, MGOTeam1 assigned the Messi License to Centric Brands, LLC (“Centric”), which paid the MGOTeam1 $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024. The Company accounted for The Messi Store segment as discontinued operations. See Note 10.

Stand Flagpoles/Americana Liberty, LLC

On March 13, 2023, we obtained a royalty-free, worldwide and exclusive license (the “License”) to the use of certain assets of Stand Co., LLC (“Stand”) for all purposes in exchange for payment of $1.00 by the Company. The license is in perpetuity. Licensed assets include all rights to all stock keeping units (“SKU”) of Stand sold under the names: “Roosevelt Premium 25 foot Telescoping Flag Pole Kit,” “20 Foot Telescoping Flag Pole Kit” and “LED Solar Flag Pole Light;” any intellectual property and other intangible property related to SKUs, including but not limited to all rights to the brand name Stand Flagpoles, domain and website www.standflagpoles.com, the Meta pages associated with Stand Flagpoles brand name (in Facebook and Instagram); all manufacturer, distributor and customer contracts and relationships for SKUs; marketing materials; any commercialization rights; domain and administrative access to Stand’s Shopify account, Facebook Assets & Accounts; all historical digital and non-digital assets; and customer database since inception.

In support of our flagpole business, we formed a wholly owned subsidiary, Americana Liberty, LLC (“Americana Liberty”), on March 13, 2023, which was created to advertise and sell the licensed line of Stand Flagpoles and other related products, along with an expanding line of patriotic-themed products to be developed and marketed to consumers under our new Americana Liberty brand.

In addition, on May 11, 2023, we executed a 12-month consulting agreement with Jason Harward, the owner of Stand Co. and nephew of our former Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services, substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 150,000 restricted stock units of the Company issuable on May 11, 2023 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024. $38,087 and $109,679 was recorded as stock-based compensation expense for the fair value of the restricted stock units awarded as of March 31, 2024 and December 31, 2023, respectively.

MGO Digital LLC

In November 2022, we formed MGO Digital LLC to leverage data analytics, advanced technology-enabled marketing and our leadership team’s industry relationships and expertise to identify, incubate and test market new proprietary brands and brand concepts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 2024. Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

MGOTEAM 1, LLC (“MGOTeam1”) was formed on October 11, 2018, and the Company entered into a Rollover Agreement by and among MGOTeam1 and members of MGOTeam1 on December 6, 2021. All of the members of MGOTeam1, except for one member who owns a 11.82% membership interest in MGOTeam1, exchanged all of their membership interests in MGOTeam1 for 8,818,000 shares of the Company’s common stock. A sole MGOTeam1 member did not rollover its 11.82% membership interest in MGOTeam1 to the Company as of December 6, 2021, and remains a member in MGOTeam1.

We account for the 11.82% minority interest in MGOTeam1 as non-controlling interest. Both the Company and MGOTeam1 were under common control, the series of contractual arrangements between the Company and MGOTeam1 on December 6, 2021 constituted a reorganization under common control and are required to be retrospectively applied to the consolidated financial statements at their historical amounts.

Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation.

Discontinued Operations

On March 20, 2024, MGOTeam1 entered into a term sheet with Centric, providing for the terms and conditions for MGOTeam1 to assign and Centric to assume the existing Trademark License Agreement (“License Agreement”), dated November 21, 2021, with an expiration date of December 31, 2024 (“Expiration Date”), between Leo Messi Management SL (“LMM”) and MGOTeam1. Pursuant to the term sheet, Centric assumed the Company’s minimum guarantee obligation to LMM under the License Agreement for payment due dates in 2024 amounting to €1,500,000. MGO received full payment of the $2,000,000 consideration on March 22, 2024.

On March 21, 2024, the Company, Centric and LMM signed a Deed of Novation, Assignment and Assumption (the “Deed”) providing for MGOTeam1 to assign all of its rights and obligations under the License Agreement to Centric, and Centric has agreed to assume all of MGO’s rights and obligations in respect of the License Agreement with effect on and from March 21, 2024. No other assets or liabilities were assumed. See Note 10.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most critical estimates include those related to stock-based compensation, inventory and inventory allowance valuation. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2024 and December 31, 2023, the Company had $1,267,158 and $586,446 in excess of the FDIC limit for cash from continuing operations, respectively.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for credit losses. We grant unsecured credit to our wholesale customers who are deemed creditworthy. Ongoing credit evaluations are performed, and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. As of March 31, 2024 and December 31, 2023, the Company had no allowance for credit losses from continuing operations.

Inventory

Inventory consists of raw materials and finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated net realizable value. The write downs are recognized as a component of cost of sales. As of March 31, 2024 and December 31, 2023, the Company had no reserve for inventory obsolescence impairment from continuing operations.

Property and Equipment, Net

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productivity capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income. Depreciation is provided using the straight-line method, based on useful lives of the assets which is three years for computers, equipment and software. Depreciation expense from continuing operations for the three months ended March 31, 2024 and December 31 2023, was $27,169 and $6,503, respectively.

Classification	Useful Life	March 31, 2024 (unaudited)	December 31, 2023
Computer equipment and software	3 years	$308,979	$308,774
Furniture	3 years	17,191	17,191
Less: Accumulated depreciation		(33,671)	(6,503)
Property and equipment, net		$292,499	$319,462

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

Revenue transactions associated with the sale of Stand Flagpoles products comprise a single performance obligation, which consists of the sale of products to customers either through direct wholesale or online sales through our website www.standflagpole.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon receipt of the goods. The transactions price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 30 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for direct wholesale and online transactions.

For the three months ended March 31, 2024 and 2023, the Company generated revenues of $670,264 and $45,147, respectively, directly from consumers via our website. The Company does not have any major customers as revenue is primarily direct to individual consumers.

The following table presents net revenue by geographic location which is recognized at a point in time:

Three Months Ended March 31, 2024 (unaudited)	Stand Flagpoles
United States	$667,203
Rest of the World	3,061
Total Revenues	$670,264

Three Months Ended March 31, 2023 (unaudited)	Stand Flagpoles
United States	$45,147
Rest of the World	-
Total Revenues	$45,147

Non-Controlling Interest

As of December 6, 2021, one shareholder did not rollover its 11.82% membership interest in MGOTeam1. According to ASC 810, Consolidation, the carrying amount of the non-controlling interest (“NCI”) will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in additional paid in capital and attributed to the equity holders of the parent. The Company accounted for this portion of shares as non-controlling interest in net income of $227,807 and a net loss of $62,069 for the three months ended March 31, 2024 and 2023, respectively.

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

Segment Reporting

On March 21, 2024, the Company discontinued operations on The Messi Store due to the Deed executed with Centric, LMM and the Company. As such, the Company is no longer required to provide segment reporting as the Company has only one reportable segment as of March 31, 2024.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASC 280 on January 1, 2024 and ASC 280 does not have a material impact on its consolidated financial statements.

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

NOTE 3 – GOING CONCERN

In the pursuit of MGO’s long-term growth strategy and the development of its growing portfolio of brands, the Company has incurred continued operating losses. As of March 31, 2024, we had working capital of $1,750,387. For the three months ended March 31, 2024 and 2023, we incurred losses from continuing operations of $1,864,135 and $692,506 respectively, and cash used in operating activities of $1,961,686 and $2,702,386, respectively. We believe the cash on hand, in connection with cash generated from future revenue, may not be sufficient to sustain continued operating losses. These factors cause substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financials statements were made available.

On February 8, 2024, we filed a shelf registration statement on Form S-3 (“S-3”) to provide our Company with the flexibility to issue and sell securities if and when deemed appropriate to support our ongoing business operations and in the best interest of our shareholders. The S-3 contained two prospectuses: i) a base prospectus that covers the potential offering, issuance and sale from time to time of our common stock, preferred stock, warrants, debt securities and units in one or more offerings with a total value of up to $100,000,000; and ii) a sales agreement prospectus covering the potential offering, issuance and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement entered into with the New York-based investment banking firm, Maxim Group LLC (“At-the-Market Offering” or “ATM”). As of March 31, 2024, we have received net proceeds from sales of our common stock pursuant to the ATM totaling an aggregate $572,315.

NOTE 4 – BALANCE SHEET ITEMS

Inventory

As of March 31, 2024 and December 31, 2023, inventory amounted to $674,242 and $607,022, respectively.

Prepaid Expenses

As of March 31, 2024 and December 31, 2023, prepaid expenses amounted to $246,988 and $178,425, respectively.

	March 31, 2024 (unaudited)	December 31, 2023
Prepaid expenses	$102,782	$5,577
Prepaid rent	7,500	7,500
Prepaid inventories	136,706	165,348
Total	$246,988	$178,425

Accounts Payable and Accrued Liabilities (Including Related Parties)

Accounts payable and accrued liabilities were $613,429 and $1,320,162 as of March 31, 2024 and December 31, 2023, respectively. Accounts payable are mainly payables to vendors and accrued liabilities consists of mainly credit card payable and sales tax payable.

	March 31, 2024 (unaudited)	December 31, 2023
Accounts payable	$368,419	$281,860
Accounts payable, related party	66,441	50,881
Accrued liabilities	155,552	240,324
Accrued wages, bonus and payroll expenses	23,017	367,230
	$613,429	$940,295

Commitments and Contingencies

In January 2024, the Company entered into a financing agreement for the Company’s Directors and Officers insurance policy with First Insurance Funding at an interest rate of 7.58%, a principal balance of $225,185 and a monthly payment of $23,308 over the nine-month term of the promissory note. The policy term is January 2024 through December 2024. The loan will mature on October 12, 2024. A prepaid balance of $20,888 on the insurance policy is included in prepaid expenses as of March 31, 2024.

NOTE 5 – LOAN PAYABLE

On May 25, 2022, the Company entered into a loan with PayPal with an interest rate of 6.51%, principal balance of $25,000 and monthly payment of $539 over the term of the loan. This loan matured on May 25, 2023. The Company paid the principal balance of $10,793 and incurred $456 interest during the year ended December 31, 2023. The balance of this loan was $0 as of December 31, 2023.

On January 24, 2024, MGO entered into a 52-week loan with PayPal for $85,000 and a $10,312 fixed loan fee, aggregating $95,312. Weekly payments are $1,833 over the life of the loan. The balance of this loan was $70,289 as of March 31, 2024.

	March 31, 2024 (unaudited)	December 31, 2023
Current portion of loans payable	$70,289	$-
Non-current portion of loans payable	-	-
Total notes payable	$70,289	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The accounts payable owed to our related parties as of March 31, 2024 and 2023 was $66,441 and $50,881, respectively and was comprised of expense reports, contractor payments and board fees.

The accrued payroll owed to our executives and staff as of March 31, 2024 and 2023 was $23,017 and $367,230, respectively, inclusive of bonuses.

On May 11, 2023, we executed a 12-month consulting agreement with Jason Harward (“Consultant”), the owner of Stand and nephew of Matt Harward, MGO’s former Chief Marketing Officer. The consulting agreement compensation terms were $350,000 payable in two installments, the first installment was paid in September 2023 and second installment was paid in January 2024. The compensation terms included 150,000 restricted stock units awarded on January 31, 2024 which vest over the remaining life of the consulting agreement. The Company recognized $38,087 of stock based compensation for the three months ended March 31, 2024 and $123,914 for the year ended December 31, 2023.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On January 12, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, as representative of the underwriters, relating to the Company’s initial public offering (the “Offering”) of 1,725,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (“common stock”), which included the exercise by the underwriters in full of the over-allotment option to purchase an additional 225,000 shares of the Company’s common stock at an Offering price of $5.00 per share. Pursuant to the Underwriting Agreement, in exchange for the Representative’s firm commitment to purchase the Shares, the Company agreed to sell the Shares to the Representative at a purchase price of $4.65 (93% of the public offering price per Share of $5.00) and issue the underwriters three-year warrants to purchase an aggregate of 86,250 shares of the Company’s common stock, which is equal to five percent (5%) of the Shares sold in the Offering. Such warrants have an exercise price of $6.25, which is equal to 125% of the Offering price (the “Warrant”).

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

In February 2024, the Company issued 232,019 shares to its former Chief Marketing Officer pursuant to a Settlement Agreement and Release, valued at the stock price on the day of the executed Settlement Agreement, which was $0.431 on January 19, 2024. The related stock-based compensation of $99,999 was accrued as of December 31, 2023 and included in other accrued expenses as of the year ended December 31, 2023.

Throughout the first quarter of 2024, 462,426 restricted stock awards were vested and the Company issued common stock, to its directors, officers and consultants.

Throughout the first quarter of 2024, the Company sold 1,579,829 shares through its shelf registration statement on Form S-3 at share prices ranging between $0.283 - $0.495, totaling $572,315 in net proceeds received by the Company.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2023	1,140,000	$5.00	4.04
Granted	300,000	0.41
Forfeited	5,000	5.00
Exercised	-	-
Outstanding, March 31, 2024	1,435,000	4.04	4.02
Exercisable, March 31, 2024	830,000	5.00	3.76

The Company estimated the fair value of the stock-based compensation using the Black Scholes Model with the following assumption inputs:

For the Three Months Ended March 31, 2024
Expected life of the options	2.88
Share price of the issuance date	$0.41
Expected volatility	147.18%
Expected dividend rate	-%
Rick-free interest rate	4.38%

For the three months ended March 31, 2024, the Company’s stock option compensation expenses amounted to $193,146. The total unrecognized compensation cost related to stock options as of March 31, 2024 was $232,975 expected to be amortized through March 31, 2025.

Restricted Stock Units (“RSUs”)

The following is a summary of RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	401,721	$1.41
Granted	534,873	0.47
Vested and issued	(462,426)	0.81
Outstanding and unvested as of March 31, 2024	474,168	$0.79

The aggregate fair value of RSU awards granted was $252,238 and valued at the closing price of the Company’s Common Stock on the date of grant. The Company recognized $192,516 stock compensation expense related to RSU awards for the three months ended March 31, 2024. The total unrecognized compensation cost related to unvested RSUs as of March 31, 2024 was $212,467, expected to be amortized through December 31, 2026.

NOTE 8 – LEASES

In February 2023, we signed a renewable one-year lease for a building located at 813 NE 17th Terrace, Fort Lauderdale, Florida 33304, providing for approximately 2,300 square feet of space for office use by our executives and personnel based in South Florida. On February 2024, we renewed the office lease for an additional one-year term. Due to the short-term nature of the lease, the Company did not account for the lease as a right of use asset.

NOTE 9 – RISKS AND UNCERTAINITIES

The Company is subject to credit, liquidity and market risks, as well as other payment-related risks, such as risks associated with the fraudulent use of credit or debit cards and customer banking information, which could have adverse effects on our business and revenues due to chargebacks from customers.

NOTE 10 – DISCONTINUED OPERATIONS

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meets the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

On March 21, 2024, the Company, Centric and LMM signed a Deed of Novation, Assignment and Assumption (the “Deed”) providing for MGOTeam1 to assign all of its rights and obligations under the existing Trademark License Agreement to Centric, and Centric has agreed to assume all of MGO’s rights and obligations in respect of the License Agreement, and the minimum guaranteed royalty amount due to LMM, with effect on and from March 21, 2024.

As a result of the Deed, the Company ceased operations of The Messi Store. The historical results of this business segment have been reflected as discontinued operations in our consolidated financial statements for all periods presented. The current asset and current liability balances as of the period ended March 31, 2024 constitute the wind down of The Messi Store yet to be finalized.

Subsequent to the receipt of the $2,000,000 in proceeds from Centric, MGOTeam1 paid MGO Global, Inc. $2,000,000 for payment on a $2,658,635 Intercompany Demand Note. The remaining balance of the Intercompany Demand Note of $658,635 is eliminated in consolidation.

Summary reconciliation of Discontinued Operations	March 31, 2024 (unaudited)	March 31, 2023 (unaudited)
Revenues	$83,280	$289,555
Cost of sales	43,775	153,684
Gross profit	39,505	135,871

Operating expenses
Selling, general, administrative expenses	18,827	49,509
Marketing and e-commerce expenses	44,140	233,989
Royalty expenses	(55,194)	307,883
Total operating expenses	7,773	591,381

Operating income (loss)	31,732	(455,510)

Interest expense (income)	1,785	(189)
Gain on transfer of licensing rights	(1,882,469)	(3,500)
Other (income) expense	(14,882)	9,814
Total other (income) expense	(1,895,566)	6,125

Net income (loss)	$1,927,298	$(461,635)
Less: net income (loss) attributable to non-controlling interest	227,807	(62,069)
Net income (loss) attributable to MGO stockholders	$1,699,491	$(399,566)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (unaudited)	December 31, 2023
Current assets
Cash	$33,113	$98,466
Accounts receivable	(68)	39,121
Inventories	-	117,531
Other current assets	7,864	7,864
Prepaid expenses	-	4,721
Total current assets	40,909	267,703
Current liabilities
Accounts payable	112,874	115,333
Accrued liabilities	2,560	264,534
Total current liabilities	115,434	379,867

NOTE 11 – SUBSEQUENT EVENTS

Amendment to Compensation of Chief Financial Officer

On April 2, 2024, the Board of Directors (the “Board”) of MGO, at the recommendation of the Compensation Committee (the “Committee”), approved an increase in the base salary of Ms. Dana Perez, the Company’s Chief Financial Officer, from $165,000 to $200,000 per annum. This salary increase is effective as of April 2, 2024.

In addition, the Board approved an increase in the annual cash bonus which Ms. Perez will be entitled to receive based on her and the Company’s continued satisfaction of a combination of personal and Company’s goals. The annual cash bonus has been increased from ‘up to 20%’ to ‘up to 25%’ of Ms. Perez’s base salary.

The Board also approved the immediate granting of 50,000 restricted stock units (“RSUs”) in accordance with the MGO 2022 Equity Incentive Plan (the “Plan”). Subject to any acceleration provisions contained in the Plan or any other written agreement authorized by the Committee governing the terms of this award, these RSUs will vest on the one-year anniversary of their grant date, or April 2, 2025.

Amendment to 2022 Equity Incentive Plan

On April 12, 2024, the Board unanimously authorized and approved an amendment (“Plan Amendment”) to MGO’s 2022 Equity Incentive Plan (the “2022 Plan”) to increase the number of shares of the Company’s common stock, par value $0.00001 per share, (“Common Stock”) reserved for issuance under the 2022 Plan by an additional 1,825,413 shares of Common Stock. Such increase will result in a total of 4,511,883 shares of Common Stock being reserved under the 2022 Plan, of which 2,050,705 will be available for future awards. On April 17, 2024 (the “Record Date”), a majority of our stockholders consented to the Plan Amendment.

In accordance with Rule 14c-2 of the Exchange Act, corporate actions described above will be effective no earlier than twenty (20) days after a Schedule 14C Information Statement has been mailed to our stockholders, which was mailed on April 29, 2024.

Nasdaq Deficiency Notices and Request for Hearing

On April 17, 2024, the Company received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that 180 calendar day period that it had been provided by Nasdaq to regain compliance with Nasdaq Listing Rule 5550(a)(2) on April 16, 2024 did not result in the Company regaining compliance. As a consequence, the Company is not eligible for a second 180 day period, because the Company does not meet the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market. In addition, the Notice informed the Company that in light of the foregoing and in accordance with Nasdaq Listing Rule 5810(c)(2)(A), the Nasdaq staff could no longer accept a plan for the Company to regain compliance with Listing Rule 5550(b)(1) and this matter has become an additional and separate basis for delisting the Company’s securities from Nasdaq.

The Notice further stated unless the Company requests an appeal of the above determination by April 24, 2024, Nasdaq has determined that the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on April 26, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 18, 2024, the Company formally requested a hearing before Nasdaq’s Hearings Panel (the “Panel”) and such request was granted by Nasdaq on April 19, 2024. The hearing date is scheduled for May 30, 2024.

The Company’s common stock will continue to trade uninterrupted under the symbol “MGOL” on the Nasdaq pending the Panel’s decision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 1, 2024. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

In the first quarter of 2024, we operated our business through three subsidiaries: MGOTeam 1 LLC (“MGOTeam1”); Americana Liberty LLC and MGO Digital LLC. On March 21, 2024, the business operated by MGOTeam1 was assigned to Centric Brands LLC (as described below).

The Messi Store/MGOTeam 1 LLC

MGOTeam1 designed, manufactured, licensed, distributed, advertised, and sold a range of products under the soccer legend Lionel (“Leo”) Messi brand, Messi Brand. The Messi Brand is a premium lifestyle brand with a sporty edge and sold their products direct to consumers through the website www.themessistore.com.

On October 29, 2018, the Company entered into a Trademark License Agreement with Leo Messi Management SL (“LMM”). LMM granted the Company a worldwide non-exclusive license in order to use Leo Messi’s Trademarks with the purpose of developing, manufacturing, trading and promoting The Leo Messi Products.

On November 20, 2021, the Company entered into a new Trademark License Agreement with LMM to have the worldwide license to use Leo Messi’s Trademarks for the purpose of developing, manufacturing, marketing, and promoting his products. The Company was to pay LMM a minimum guaranteed amount on account of royalties amounting to Four Million Euros (€4,000,000) over the four-year agreement, net of taxes with the last payment due on November 15, 2024.

On March 21, 2024, MGOTeam1 assigned the Messi License to Centric Brands LLC (“Centric”), which paid MGOTeam1 $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024.

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

In addition, on May 11, 2023, we executed a 12-month consulting agreement with Jason Harward, the owner of Stand Co. and nephew of our former Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services, substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 150,000 restricted stock units of the Company issuable on May 11, 2023 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024. $38,087 and $109,679 was recorded as stock-based compensation expense for the fair value of the restricted stock units awarded as of March 31, 2024 and December 31, 2023, respectively.

MGO Digital LLC

In November 2022, we formed MGO Digital LLC to leverage data analytics, advanced technology-enabled marketing and our leadership team’s industry relationships and expertise to identify, incubate and test market new proprietary brands and brand concepts.

Results of Operations for Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023

Revenues

For the three-month period ended March 31, 2024, revenues increased 1385% to $670,264 from $45,147. The significant increase over the prior year’s comparable period is attributable to the fact that the Company did not launch sales of its Stand Flagpole line of products until mid-March 2023.

Cost of Sales and Gross Profit

Cost of goods sold for the three months ended March 31, 2024 and 2023 increased 853% to $167,732 from $17,609, respectively. This resulted in a gross profit of $502,532 for the three months ended March 31, 2024, compared to $27,538 for the same three-month period in 2023. The 1725% increase in gross profit was due to the fact the Company did not launch sales of its Stand Flagpole line of products until mid-March 2023.

Operating Expenses

For the three months ended March 31, 2024, total operating expenses rose 229% to $2,367,314 as compared to total operating expenses of $720,100 for the three months ended March 31, 2023, due primarily to a 161% increase in selling, general and administrative expenses, which rose to $1,829,684 from $700,326, respectively; and a 2619% increase in marketing and e-commerce expenses, which climbed to $537,630 from $19,774, respectively. The significant increase in selling, general and administrative expenses related to an increased workforce, stock-based compensation expenses which were not occurring in the prior year, and increased costs of legal and accounting expenses pertaining to executing capital raises during the first quarter of 2024.

Other (Income) Expenses

Total other income for the three months ended March 31, 2024 was $647 compared to total other income of $56 for the three months ended March 31, 2023.

Net Loss

For the three months ended March 31, 2024, net loss from continuing operations was $1,864,135, a 169% increase over the net loss of $692,506 reported for the same three-month period in 2023. Net income from discontinued operations rose to $1,927,298 from a net loss of $527,619 for the three months ended March 31, 2024 and 2023, respectively. Overall, net income totaled $63,163 for the three months ended March 31, 2024, which is compared to a net loss of $1,220,125 posted for the three months ended March 31, 2023. After factoring net income of $227,807 and a net loss of $62,069 for non-controlling interest for the three months ended March 31, 2024 and 2023, respectively, net loss attributable to MGO stockholders was $164,644 or $0.01 loss per share, and 1,158,056, or $0.09 loss per share, respectively.

Cash Flows

As of March 31, 2024, cash on hand from continuing operations was $1,517,158, as compared to $836,446 as of December 31, 2023, an increase of 81%. The increase was primarily attributable to the assignment of the Messi Brand to Centric in exchange for $2,000,000 in cash and their assumption of our obligation to pay €1.5 million in royalty payments to LMM in 2024. Until such time that the Company fully implements its growth strategy, it expects to continue generating operating losses in the foreseeable future, primarily due to higher corporate overhead, higher marketing and inventory expenses and costs associated with being a public company.

For the three months ended March 31 2024, cash used in operations was ($1,961,686) a decrease of 27%, as compared to cash used of ($2,702,386) for the three months ended March 31, 2023. The decrease was primarily attributable to the assignment of the Messi Brand to Centric in exchange for $2,000,000 in cash and their assumption of our obligation to pay €1.5 million in royalty payments to Leo Messi Management in 2024.

For the three months ended March 31 2024, cash provided by investing activities from continuing operations was $1,999,794, which compared cash used in investing activities of $137,614 for the three months ended March 31 2023. The 1553% decrease was due to no significant purchases of property and equipment occurring during the three months ended March 31, 2024, offset by the $2,000,000 in proceeds from the assignment of the Messi Brand to Centric.

For the three months ended March 31 2024, cash provided by financing activities was $624,604, a decrease of 92% as compared to cash provided by financing activities of $8,129,432 recorded for the three months ended March 31, 2023. The decrease was directly related to the completion of the Company’s initial public offering in January 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had working capital of $1,750,387. For the three months ended March 31, 2024, we incurred a loss from operations of $1,864,135, inclusive of $1,829,684 for general and administrative expenses, including higher workforce expenses, stock based compensation expense, third-party logistics services, professional fees and rent expense for office space, as well as $537,630 for increased marketing and ecommerce expenses. This compared to a loss from operations of $692,562, inclusive of $700,326 for selling, general and administrative expenses, including payroll expenses, third-party logistics services and general corporate overhead, as well as $19,774 for marketing and ecommerce expenses.

On March 21, 2024, MGO assigned the Messi License to Centric, which paid the Company $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024. Effective as of that date, the Company discontinued operations on The Messi Store.

On February 12, 2024, the SEC deemed the Company’s shelf registration statement on Form S-3 effective. This registration statement contained two prospectuses: 1) a base prospectus that covers the potential offering, issuance, and sale from time to time of our common stock, preferred stock, warrants, debt securities and units in one or more offerings with a total value of up to $100,000,000; and 2) a sales agreement prospectus (“At-The-Market Offering” or “ATM”) covering the potential offering, issuance, and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement with Maxim Group LLC. As of May 17, 2024, the Company had received gross proceeds of $735,918 from sales of shares of our common stock pursuant to the ATM.

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

For the three months ended March 31, 2024, there were no significant changes to our existing critical accounting policies which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

On March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2024, the Company issued to certain of its officers and consultants (in connection with services provided by such persons) stock options to purchase a total of 300,000 shares of the Company’s common stock with an exercise price of $0.41 per share under the MGO Global Inc. 2022 Equity Incentive Plan (“2022 Plan”).

Between January 1 and March 31, 2024, stock options to purchase a total of 5,000 were forfeited due to the resignation of certain employees of the Company.

From January to March 2024, the Company granted to certain of its directors, officers, employees and consultants (in connection with services provided by such persons) 534,873 restricted stock units that will convert into the shares of common stock of the Company in accordance with the terms of respective grant agreements. Such restricted stock units were granted under the 2022 Plan.

Between January 1 and March 31, 2024, the Company issued 462,426 shares of common stock to its directors, officers, employees and consultants (in connection with the services provided by such persons) as a result of conversion of 462,426 vested restricted stock units into the shares of the Company’s common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed, on December 15, 2023, the Company’s Audit Committee notified BF Borgers CPA PC of its dismissal effective December 22, 2023 and engaged Assurance Dimensions Inc. (“Assurance Dimensions”) to serve as the Company’s independent registered public accounting firm, effective December 23, 2023.

Assurance Dimensions performed a review over the Company’s quarterly period ended March 31, 2023, without having any material impact on that reporting period.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation dated August 29, 2022
3.2*	Amended and Restated Bylaws of MGO Global Inc. dated December 28, 2022
4.1*	Form of Representative’s Warrant in connection with the Company’s initial public offering
4.2*	Form of Warrant issued to investors in private placement
4.3*	Form of Placement Agent Warrant issued in first private placement
4.4*	Form of Placement Agent Warrant issued in second private placement
10.1†† *	Trademark License Agreement between MGOTEAM 1 LLC and Leo Messi Management SL dated November 20, 2021
10.2† *	Form of 2022 Equity Incentive Plan
10.3*	Equity Joint Venture Contract dated August 29, 2019 among Shanghai Celebrity Import and Export Co., LTD. and MGOTEAM LLC
10.4	Letter of Intent for acquisition of certain assets of Stand Co, LLC by MGO Global Inc., dated March 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on March 17, 2023)
10.5	Commercial license agreement between MGO Global Inc. and Stand CO LLC, dated May 11, 2023 (incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.6	Consulting agreement between MGO Global Inc. and Jason Harward, dated May 11, 2023 (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.7	Offer letter between MGO Global Inc. and Dana Perez, dated January 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on January 19, 2024)
10.8	Settlement Agreement between MGO Global Inc. and Matthew Harward, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on February 12, 2024)
10.9	Term Sheet by and between MGO Global Inc., MGOTEAM 1 LLC and Centric Brands LLC dated March 20, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.10	Deed of Novation, Assignment and Assumption by and between MGOTEAM 1 LLC, Leo Messi Management S.L. and Centric Brands LLC dated March 21, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.11	Form of Amendment No. 1 to the Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022 (incorporated by reference to Exhibit 10.19 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.12	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022 (incorporated by reference to Exhibit 10.20 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.13	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022 (incorporated by reference to Exhibit 10.21 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.14	Amended Offer letter between MGO Global Inc. and Dana Perez, dated April 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on April 4, 2024)
10.15	Amendment to the MGO Global Inc’s 2022 Equity Incentive Plan dated May 19, 2024
14.1*	Code of Ethics and Business Conduct
19.1	MGO Global Inc. Insider Trading Policy dated July 3, 2023 (incorporated by reference to Exhibit 19.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
97.1	MGO Global Inc.’s Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-268484), filed with the SEC on December 30, 2022.

†	Executive compensation plan or arrangement.

††	portions were redacted.

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

MGO GLOBAL INC.

Dated: May 20, 2024	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: May 20, 2024	By:	/s/ Dana Perez
Dana Perez
Chief Financial Officer

