Form 10-K/A
period 2023-12-31
MGO Global Inc.
filed 2024-06-03
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41592

MGO GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3929852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 SE 17th Street, Suite 121/#460236, Ft. Lauderdale, Fl	33346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 913-3316

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
common stock, par value $0.00001 per share	MGOL	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

This amendment is being filed (i) to reissue consolidated financial statements of MGO Global Inc. (the “Company”), including the notes to the consolidated financial statements, for the year ended December 31, 2022 and any other financial information as of December 31, 2022, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024 (“Form 10-K”), and (ii) to amend disclosures in related party transactions section under Part III Item 13 of Form 10-K.

The following items have been amended to reflect the reissuance:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part III, Item 13. Certain Relationship and Related Transactions, and Director Independence

Part IV, Item 15. Exhibits, Financial Statements, Schedules

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this amendment to Form 10-K (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of Form 10-K is being amended and this amendment does not reflect any events occurring after the filing of Form 10-K.

MGO GLOBAL INC.

PART II

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

Results of Operations

Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022

The following table provides certain selected financial information for the periods presented:

	December 31, 2023	December 31, 2022	$ Change	% Change
Revenue, net	$5,359,875	$1,048,012	$4,311,863	411%
Cost of sales	2,013,095	419,573	1,593,522	380%
Gross profit	3,346,780	628,439	2,718,341	433%
Gross profit percentage	62.44%	67.78%
Total operating expenses	10,729,640	3,303,694	7,425,946	225%
Operating loss	(7,382,860)	(2,675,255)	(4,707,605)	176%
Total other (income) expenses	(12,395)	202,102	(214,497)	(106)%
Net loss	$(7,370,465)	$(2,877,357)	$(4,493,108)	156%
Less: net loss attributable to non-controlling interest	(227,061)	(294,411)	67,530	(23)%
Net loss attributable to MGO stockholders	$(7,143,404)	$(2,582,946)	$(4,560,458)	177%

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

Cost of Sales

Cost of sales for the year ended December 31, 2023 totaled $2,013,095, representing a 380% increase compared to $419,573 for the year ended December 31, 2022. The increases in costs of sales was largely due to the launch of Stand Flagpoles in mid-March 2023, accounting for $966,065 in cost of sales. The Messi Brand cost of sales also increased relative to an increase in net sales. Total cost of sales for the Messi Brand increased $480,186 due to the increase in net sales for the year ended December 31, 2023, which also included a $25,000 inventory reserve.

Gross Profit

For the year ended December 31, 2023, gross profit on revenues increased 433% to $3,346,780 compared to gross profit of $628,439 reported for the prior year.

Operating Expenses

Total operating expenses for the year ended December 31, 2023, increased 225% to $10,729,640 as compared to $3,303,694 for the previous year. The increase was primarily due to a significant increase in marketing and e-commerce expenses coupled with payroll & independent contractor expenses related to the launch of the Stand Flagpole brand, stock-based compensation expense for stock options and restricted stock units and higher legal, accounting and specialty consulting expenses associated with public company overhead expenses due to the Company completing its Initial Public Offering in mid-January 2023.

Other (Income) Expenses

For the year ended December 31, 2023, total other (income) expenses increased 106% to other income of $12,395, up from other expenses of $202,102 reported for the prior year. Total other (income) expenses were primarily associated with interest income on cash balances and remeasurement of foreign currency transactions into U.S. dollars and recorded as finance charges.

Net Loss

For the year ended December 31, 2023, net loss before factoring the net loss attributable to noncontrolling interest of $227,061, increased 177% to $7,143,404, compared to a net loss of $2,582,946 before accounting for a net loss attributable to noncontrolling interest of $294,411 reported for the year ended December 31, 2022.

Cash Flows

As of December 31, 2023, cash on hand was $934,911, as compared to $113,952 as of December 31, 2022. For the year ended December 31, 2023, cash used in operating activities was $6,978,788, an increase of $5,295,496, compared to $1,683,292 for the year ended December 31, 2022. The increase in cash used in operating activities was mainly driven by an increase in operating loss primarily driven by additional operating costs for Stand Flagpoles operating segment and public company overhead costs, purchases of inventory, decrease in accrued payroll expense and an increase in prepaid expenses over the prior year.

For the years ended December 31, 2023 and 2022, cash used in our investing activities was $325,964 and $0, respectively.

For the year ended December 31, 2023, cash provided by financing activities was $8,125,711, an increase of $6,416,389 as compared to cash provided by financing activities totaling $1,709,322 for the year ended December 31, 2022. The increase was primarily attributable to an increase in the amount of funds raised in the IPO and exercises of warrants in conjunction with the IPO in January 2023, net of expenses of $1,065,145.

Liquidity and Capital Resources

As of December 31, 2023, we had positive working capital of $602,286. For the year ended December 31, 2023, we incurred a loss from operations of $7,382,860, inclusive of $1,269,556 for royalty expenses, $4,128,771 of marketing and e-commerce expenses, $5,331,313 for general and administrative fees including professional fees primarily associated with becoming a public company, namely legal, audit, accounting, SEC reporting, Nasdaq listing and specialized consultants. This compared to a loss from operations as of December 31, 2022 of $2,675,255, inclusive of $1,273,105 for royalty payments, $515,673 for marketing and e-commerce expenses, and $1,514,916 of selling, general and administrative expenses.

Subsequent to the end of 2023, we filed a shelf registration statement on Form S-3 (“S-3”) to provide our Company with the flexibility to issue and sell securities if and when deemed appropriate to support our ongoing business operations and in the best interest of our shareholders. The S-3 contained two prospectuses: i) a base prospectus that covers the potential offering, issuance and sale from time to time of our common stock, preferred stock, warrants, debt securities, and units in one or more offerings with a total value of up to $100,000,000; and ii) a sales agreement prospectus covering the potential offering, issuance and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement entered into with the New York-based investment banking firm, Maxim Group LLC (“At-the-Market Offering” or “ATM”). As of the date of this filing, we have received net proceeds from sales of our common stock pursuant to the ATM totaling an aggregate $670,160. See Note 14 in our consolidated financial statements.

For the year ended December 31, 2022, we raised capital of $1,712,564, net of $212,436 in issuance costs, as a result of the sale of 1,925,000 shares of common stock in connection with pre-IPO private placements.

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

Our financial statements are contained on pages F-1 through F-24, which appear at the end of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company borrowed $39,642 from and paid $21,976 to our Chairman and CEO, Maximiliano Ojeda, for the year ended December 31, 2022. The Company borrowed $5,914 from and paid $3,000 to our Chief Brand Officer, Virginia Hilfiger, for the year ended December 31, 2022. The Company borrowed $0 and paid $52,404 to Mr. Ojeda, $23,844 to Mr. Groves and $47,602 to Ms. Hilfiger for the year ended December 31, 2023. These borrowings did not have a fixed maturity date or stated rate of interest. As of December 31, 2023 and December 31, 2022, the balance of loans payable to Mr. Ojeda, Mr. Groves and Ms. Hilfiger was $0 and $123,850, respectively.

The accounts payable owed to our Chairman and CEO as of December 31, 2023 and December 31, 2022 was $423 and $0, respectively.

The accounts payable owed to our Chief Brand Officer and Director as of December 31, 2023 and December 31, 2022 was $0 and $11,600, respectively, for monthly rent expense paid by Virginia Hilfiger.

The accounts payable owed to our Chief Operating Officer as of December 31, 2023 and December 31, 2022 was $0 and $10,933, respectively.

The accounts payable owed to our Board of Directors as of December 31, 2023 and December 31, 2022 was $32,547 and $0, respectively for quarterly board fees.

The accounts payable owed to our employees and consultants as of December 31, 2023 and December 31, 2022 was $17,911 and $0, respectively, for expense reports and contractor expenses.

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

(a) Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation dated August 29, 2022
3.2*	Amended and Restated Bylaws of MGO Global Inc. dated December 28, 2022
4.1*	Form of Representative’s Warrant in connection with the Company’s initial public offering
4.2*	Form of Warrant issued to investors in private placement
4.3*	Form of Placement Agent Warrant issued in first private placement
4.4*	Form of Placement Agent Warrant issued in second private placement
4.5***	Description of Registrant’s securities
10.1†† *	Trademark License Agreement between MGOTEAM 1 LLC and Leo Messi Management SL dated November 20, 2021
10.2† *	Form of 2022 Equity Incentive Plan
10.3† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022
10.4† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022
10.5† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022
10.6† *	Amended and Restated Executive Employment Agreement between MGO Global Inc. and Matt Harward dated October 24, 2022
10.7*	Form of Subscription Agreement for first private placement
10.8*	Form of Subscription Agreement for second private placement
10.9†*	Consulting Services Agreement between MGO Global Inc. and Martin Scott dated December 6, 2022
10.10†*	Amended and Restated Independent Contractor Agreement between MGO Global Inc. and Vincent Ottomanelli dated December 2, 2022
10.11*	Equity Joint Venture Contract dated August 29, 2019 among Shanghai Celebrity Import and Export Co., LTD. and MGOTEAM LLC
10.12	Letter of Intent for acquisition of certain assets of Stand Co, LLC by MGO Global Inc., dated March 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on March 17, 2023)
10.13	Commercial license agreement between MGO Global Inc. and Stand CO LLC, dated May 11, 2023 (incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.14	Consulting agreement between MGO Global Inc. and Jason Harward, dated May 11, 2023 (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.15	Offer letter between MGO Global Inc. and Dana Perez, dated January 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on January 19, 2024)
10.16	Settlement Agreement between MGO Global Inc. and Matthew Harward, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on February 12, 2024)
10.17	Term Sheet by and between MGO Global Inc., MGOTEAM 1 LLC and Centric Brands LLC dated March 20, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.18	Deed of Novation, Assignment and Assumption by and between MGOTEAM 1 LLC, Leo Messi Management S.L. and Centric Brands LLC dated March 21, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.19***	Form of Amendment No. 1 to the Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022
10.20***	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022
10.21***	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022
14.1*	Code of Ethics and Business Conduct
16.1	Letter dated as of December 22, 2023, from BF Borgers CPA PC (incorporated by reference to Exhibit 16.1 of the Company’s current report on the form 8-K filed with the SEC on December 27, 2023)
19.1***	MGO Global Inc. Insider Trading Policy dated July 3, 2023
21.1***	List of Subsidiaries
97.1***	MGO Global Inc.’s Clawback Policy
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
23.1	Consent of Assurance Dimensions Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-268484), filed with the SEC on December 30, 2022.

†	Executive compensation plan or arrangement.

††	portions were redacted.

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

*** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGO GLOBAL INC.

Dated: June 3, 2024	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: June 3, 2024	By:	/s/ Dana Perez
Dana Perez
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Maximiliano Ojeda	Chairman of the Board and CEO	June 3, 2024
Maximiliano Ojeda	(Principal Executive Officer)

/s/ Dana Perez	Chief Financial Officer	June 3, 2024
Dana Perez	(Principal Financial and Accounting Officer)

/s/ Virginia Hilfiger	Director	June 3, 2024
Virginia Hilfiger

/s/ Julian Groves	Director	June 3, 2024
Julian Groves

/s/ Ping Rawson	Director	June 3, 2024
Ping Rawson

/s/ Obie McKenzie	Director	June 3, 2024
Obie McKenzie

/s/ Jeffrey Lerner	Director	June 3, 2024
Jeffrey Lerner

/s/ Paul Wahlgren	Director	June 3, 2024
Paul Wahlgren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGO Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGO Global, Inc. (the Company) as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders’ equity(deficit), and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses for the years ended December 31, 2023 and 2022. The Company had a net loss of $7,370,465 and $2,877,357 and net cash used in operating activities of $6,978,788 and $1,683,292, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

June 3, 2024

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

MGO GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$934,911	$113,952
Accounts Receivable, net	64,474	101,837
Inventories, net of allowance of $25,000 and $0, respectively	724,553	69,546
Other current assets	15,364	7,864
Prepaid royalty expense	-	147,769
Prepaid expenses	183,146	-
Total current assets	1,922,448	440,968

Property and equipment, net	319,462	-
Total assets	$2,241,910	$440,968

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$397,192	648,129
Accounts payable - related party	50,881	22,533
Accrued liabilities	449,665	52,540
Accrued royalty expense	55,194	-
Accrued payroll	367,230	764,050
Other current liabilities	-	13,634
Loan payable	-	10,793
Loan payable - related party	-	123,850
Total current liabilities	1,320,162	1,635,529
Total liabilities	1,320,162	1,635,529

Commitments and contingencies (Note 12)	–	–

Stockholders’ equity (deficit):
Common stock, par value $0.00001, authorized 150,000,000 shares; 14,266,125 and 11,689,230 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	144	117
Additional paid in capital	14,450,087	4,963,340
Accumulated deficit	(12,940,040)	(5,796,636)
Total MGO stockholders’ equity (deficit)	1,510,191	(833,179)
Non-controlling interest	(588,443)	(361,382)
Total stockholder’s equity (deficit)	921,747	(1,194,561)
Total liabilities and stockholders’ equity (deficit)	$2,241,910	$440,968

See Accompanying Notes to Consolidated Financial Statements.

MGO GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Revenues, net	$5,359,875	$1,048,012
Cost of sales	2,013,095	419,573
Gross profit	3,346,780	628,439

Operating expenses:
Selling, general and administrative expenses	5,331,313	1,514,916
Marketing and e-commerce expenses	4,128,771	515,673
Royalty expenses	1,269,556	1,273,105
Total operating expenses	10,729,640	3,303,694

Operating loss	(7,382,860)	(2,675,255)

Other (income) expenses:
Finance charges	-	183,686
Interest expense	456	16,255
Interest income	(40,456)	-
Gain on settlement of debt	(3,500)	-
Other (Income) expenses, net	31,105	2,161
Total other (income) expenses	(12,395)	202,102

Net loss	$(7,370,465)	$(2,877,357)
Less: net loss attributable to noncontrolling interest	(227,061)	(294,411)
Net loss attributable to MGO stockholders	(7,143,404)	(2,582,946)

Basic and diluted weighted average shares outstanding	14,126,816	10,542,419
Basic and diluted net loss per share to MGO stockholders	$(0.51)	$(0.25)

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

See Accompanying Notes to Audited Consolidated Financial Statements.

MGO GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,370,465)	$(2,877,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	-	13,420
Stock compensation expenses	1,226,420	141,731
Warrants issued for financing expenses	-	183,686
Inventory obsolescence impairment	25,000	-
Depreciation expenses	6,502	-

Net changes in operating assets & liabilities:
Accounts receivable	37,363	(98,552)
Inventory	(680,007)	(1,140)
Prepaid expenses	(183,146)	-
Prepaid royalty expense	147,769	253,561
Other current assets	(7,500)	1,475
Accounts payable - related party	28,348	(1,645)
Accrued payroll	(396,820)	447,753
Accrued royalty liability	55,194	-
Accounts payable and accrued liabilities	132,554	253,776
Net cash used in operating activities	(6,978,788)	(1,683,292)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(325,964)	-
Net cash used in investing activities	(325,964)	-

Cash flows from financing activities:
Shares issued for cash, net	7,560,354	1,712,564
Cash received from exercise of warrants	700,000	-
Repayments to loans payable - related party	(123,850)	(24,976)
Repayments to loans payable	(10,793)	(48,822)
Proceeds from loans payable - related party	-	45,556
Proceeds from loans payable	-	25,000
Net cash provided by financing activities	8,125,711	1,709,322

Net increase in cash and cash equivalents	820,959	26,030
Cash and cash equivalents at beginning of period	113,952	87,922
Cash and cash equivalents at end of period	$934,911	113,952

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$456	$6,514

Non-cash financing activities
Stock issued for financing expenses	$30,000	$-

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

Reclassifications

Certain amounts in prior periods have been reclassified for consistency with the current year presentation on the consolidated statement of operations. These reclassifications had no effect on the reported net loss for December 31, 2022.

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

	Useful Life	December 31, 2023	December 31, 2022
Computer equipment and software	3 years	$308,774	$-
Furniture	3 years	17,191	-
Total property and equipment		325,965
Less: Accumulated depreciation		(6,503)	-
Property and equipment, net		$319,462	$-

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

For the years ended December 31, 2023 and 2022, the Company generated revenues of $5,292,059 and $844,092, respectively, directly from consumers via our website, $0 and $106,640, respectively, through wholesale customers and $67,816 and $97,280, respectively through royalty agreements. The Company does not have any major customers as revenue is primarily direct to individual consumers. See Note 13.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to ordinary shareholders by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued if such additional common shares were dilutive. Since the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded, as their effect would be anti-dilutive. At December 31, 2023 and 2022 respectively, total stock options of 1,140,000 and 0 and warrants of 159,775 and 700,000 were not included in the net loss per share calculation as their effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

In the pursuit of MGO’s long-term growth strategy and the development of its growing portfolio of brands, the Company has incurred continued operating losses. As of December 31, 2023 and 2022, we had a working capital surplus of $602,286 and a deficit of ($1,194,561), respectively. For the years ended December 31, 2023 and 2022, we incurred losses from operations of $7,382,860 and $2,675,255 respectively, and cash used in operating activities of $6,978,788 and $1,683,292, respectively. We believe the cash on hand, in connection with cash generated from future revenue, may not be sufficient to sustain continued operating losses.

On February 8, 2024, we filed a shelf registration statement on Form S-3 (“S-3”) to provide our Company with the flexibility to issue and sell securities if and when deemed appropriate to support our ongoing business operations and in the best interest of our shareholders. The S-3 contained two prospectuses: i) a base prospectus that covers the potential offering, issuance and sale from time to time of our common stock, preferred stock, warrants, debt securities and units in one or more offerings with a total value of up to $100,000,000; and ii) a sales agreement prospectus covering the potential offering, issuance and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement entered into with the New York-based investment banking firm, Maxim Group LLC (“At-the-Market Offering” or “ATM”). As of the date of this report, we have received net proceeds from sales of our common stock pursuant to the ATM totaling an aggregate $670,160. See Note 14.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company borrowed $39,642 from and paid $21,976 to our Chairman and CEO, Maximiliano Ojeda, for the year ended December 31, 2022. The Company borrowed $5,914 from and paid $3,000 to our Chief Brand Officer, Virginia Hilfiger, for the year ended December 31, 2022. The Company borrowed $0 and paid $52,404 to Mr. Ojeda, $23,844 to Mr. Groves and $47,602 to Ms. Hilfiger for the year ended December 31, 2023. These borrowings did not have a fixed maturity date or stated rate of interest. As of December 31, 2023 and December 31, 2022, the balance of loans payable to Mr. Ojeda, Mr. Groves and Ms. Hilfiger was $0 and $123,850, respectively.

The accounts payable owed to our Chairman and CEO as of December 31, 2023 and December 31, 2022 was $423 and $0, respectively.

The accounts payable owed to our Chief Brand Officer and Director as of December 31, 2023 and December 31, 2022 was $0 and $11,600, respectively, for monthly rent expense paid by Virginia Hilfiger.

The accounts payable owed to our Chief Operating Officer as of December 31, 2023 and December 31, 2022 was $0 and $10,933, respectively.

The accounts payable owed to our Board of Directors as of December 31, 2023 and December 31, 2022 was $32,547 and $0, respectively for quarterly board fees.

The accounts payable owed to our employees and consultants as of December 31, 2023 and December 31, 2022 was $17,911 and $0, respectively, for expense reports and contractor expenses.

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

The Shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-268484), as amended (the “Registration Statement”), and filed with the Securities and Exchange Commission (the “Commission”) and the final prospectus filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective by the Commission on January 12, 2023. The closing of the Offering for the Shares took place on January 18, 2023 with proceeds of $7,560,354, net of $1,064,646 of issuance costs, which included 225,000 shares sold by the Company upon the exercise by the underwriters of the over-allotment option in full. The Company used the net proceeds from the Offering for team expansion, marketing, general and administrative corporate purposes, including working capital and capital expenditures.

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

During the year ended December 31, 2022, the Company had the following common stock transactions:

The Company issued 1,925,000 shares with proceeds of $1,712,564 from Pre-IPO funding, net of issuance costs of $212,436,  141,230 shares issued to consultants for services at fair value of $141,731 and 30,000 shares issued to a consultant for services at fair value of $30,000. The shares issued to consultants were valued using a Black-Scholes valuation using the following assumptions:

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

For the year ended December 31, 2022, the Company issued a total of 883,750 five-year warrants, with an exercise price of $1.00 per share. Included in the issuance was 183,750 warrants to Boustead Securities, LLC (“Boustead”) as compensation for its services as an underwriter, the warrants were categorized as equity and the fair value of $183,686 was recorded as a transaction expense. In November 2022, 238,000 warrants were cancelled upon a mutual agreement between the Company and Boustead.

As part of the IPO and underwriting agreements in January 2023, the Company issued to Boustead a total of 86,250 warrants, which expire in three years, and have an exercise price of $6.25 per share. On January 20, 2023, Boustead exercised 86,250 warrants in a cashless exercise transaction. In addition, 700,000 of additional outstanding warrants were exercised for a price of $1.00 with proceeds from the exercise recorded as additional paid in capital for the year ended December 31, 2023.

The following is a summary of warrant activity for the year ended December 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	700,000	$1.00	4.70	$-
Granted	86,250	1.00	-	-
Forfeited	-	-	-	-
Exercised	(786,250)	1.00	-	-
Outstanding, December 31, 2023	-	$-	-	$-
Exercisable, December 31, 2023	-	$-	-	$-

The following is a summary of warrant activity for the year ended December 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	54,250	$1.00	3.98	$-
Granted	883,750	1.00	4.74	-
Forfeited	(238,000)	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2022	700,000	$1.00	4.79	$-
Exercisable, December 31, 2022	700,000	$1.00	4.79	$-

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

Summarized financial segment information for the years ended December 31, 2023 and 2022, respectively, are shown below:

Net Loss

Year Ended December 31, 2023	Corporate	The Messi Store	Stand Flagpoles	Total
Revenues	$-	$1,690,948	$3,668,927	$5,359,875
Cost of sales	-	1,044,049	969,046	2,013,095
Loss from operations	(4,739,613)	(1,861,793)	(781,454)	(7,382,860)
Other (income) expense, net	(41,477)	29,082	-	(12,395)
Net loss	$(4,698,136)	$(1,890,875)	$(781,454)	$(7,370,465)

Year Ended December 31, 2022
Revenues	$-	$1,048,012	$-	$1,048,012
Cost of sales	-	419,573	-	419,573
Loss from operations	(364,503)	(2,310,752)	-	(2,675,255)
Other (income) expense, net	-	202,102	-	202,102
Net loss	$(364,503)	$(2,512,854)	$-	$(2,877,357)

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

Ms. Perez will be paid an annual base salary of $165,000 and be eligible to receive an annual cash bonus equal to up to 20% of her base salary upon certain performance objectives being achieved by the Company. Ms. Perez was also granted 50,000 restricted stock units upon her appointment pursuant to the Company’s 2023 Equity Incentive Plan, which shall convert into restricted common stock of the Company on January 15, 2025. On April 2, 2024, the Board of MGO, at the recommendation of the Compensation Committee (the “Committee”), approved an increase in the base salary of Ms. Perez to $200,000 per annum, effective April 2, 2024. In addition, the Board approved an increase in the annual cash bonus which Ms. Perez will be entitled to receive based on her and the Company’s continued satisfaction of a combination of personal and Company’s goals. The annual cash bonus has been increased from ‘up to 20%’ to ‘up to 25%’ of Ms. Perez’s base salary.

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

Between January 1 and May 31, 2024, stock options to purchase a total of 5,000 were forfeited due to the resignation of certain employees of the Company and 1,995,000 were canceled. In addition, 391,688 restricted stock units were canceled. These cancellations were pursuant to the recommendation of the Board of Directors.

From January to May 31, 2024, the Company granted to certain of its directors, officers, employees and consultants (in connection with services provided by such persons) 584,873 restricted stock units and 1,823,687 restricted stock awards that will convert into the shares of common stock of the Company in accordance with the terms of respective grant agreements. Such restricted stock were granted under the 2022 Plan.

Between January 1 and May 31, 2024, the Company issued 2,286,113 shares of common stock to its directors, officers, employees and consultants (in connection with the services provided by such persons) as a result of conversion of 2,286,113 vested restricted stock units and restricted stock awards into the shares of the Company’s common stock.

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

In accordance with Rule 14c-2 of the Exchange Act, corporate actions described above will be effective no earlier than twenty (20) days after a Schedule 14C Information Statement has been mailed to our stockholders, which was mailed on April 29, 2024. The amendment became effective May 19th, 2024.

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

On April 18, 2024, the Company formally requested a hearing before Nasdaq’s Hearings Panel (the “Panel”) and such request was granted by Nasdaq on April 19, 2024. The hearing date was held May 30, 2024. The Company is awaiting Nasdaq’s decision and anticipates receiving the decision two weeks subsequent to the date of this filing.

The Company’s common stock will continue to trade uninterrupted under the symbol “MGOL” on the Nasdaq pending the Panel’s decision.

