Form 10-Q
period 2024-06-30
MGO Global Inc.
filed 2024-08-19
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 2,607,820 shares of common stock issued and outstanding.

MGO GLOBAL INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects and events outside of our control, such as natural disasters, wars, epidemics or pandemics. Forward-looking statements often include words such as “anticipates,” “believes,” “could,” “forecast,” “estimates,” “expects,” “suggest,” “hopes,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “targets,” “projects,” “projections,” “should,” “could,” “will,” “would” or the negative of these terms or other similar expressions.

Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGO GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,301,585	$836,446
Accounts receivable	60,869	25,352
Inventories	844,719	607,022
Prepaid expenses	314,567	178,425
Other current assets	7,500	7,500
Current assets from discontinued operations	8,851	267,703
Total current assets	2,538,091	1,922,448

Property and equipment, net	265,590	319,462
Total assets	2,803,681	2,241,910

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	314,304	281,861
Accounts payable - related party	5,678	50,881
Accrued liabilities	254,632	240,324
Accrued payroll	91,479	367,230
Loan payable	49,038	-
Current liabilities from discontinued operations	122,616	379,867
Total current liabilities	837,747	1,320,163
Total liabilities	837,747	1,320,163

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value, $.00001, authorized 20,000,000 shares, nil outstanding	-	-
Common stock, par value $0.00001, authorized 15,000,000 shares; 2,100,524 and 1,426,613 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	21	14
Additional paid-in capital	17,906,849	14,450,216
Accumulated deficit	(15,576,336)	(12,940,040)
Total MGO stockholders’ equity	2,330,534	1,510,190
Non-controlling interest	(364,600)	(588,444)
Total stockholder’s equity	1,965,934	921,746
Total liabilities and stockholders’ equity	$2,803,681	$2,241,910

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net	$1,425,589	$1,724,293	$2,095,853	$1,769,440
Cost of sales	346,356	508,861	514,088	526,470
Gross profit	1,079,233	1,215,432	1,581,765	1,242,970

Operating expenses:
Selling, general and administrative expenses	2,496,148	797,485	4,325,832	1,497,811
Marketing and e-commerce expenses	1,024,062	1,320,100	1,561,692	1,339,874
Total operating expenses	3,520,210	2,117,585	5,887,524	2,837,685

Operating loss	(2,440,977)	(902,153)	(4,305,759)	(1,594,715)

Other (income) expenses:
Interest expense	2,370	-	3,949	-
Interest income	(760)	(29,820)	(770)	(29,876)
Other (income) expenses, net	(499)	-	(2,715)	-
Total other (income) expenses	1,111	(29,820)	464	(29,876)

Net loss from continuing operations	(2,442,088)	(872,333)	(4,306,223)	(1,564,839)
Net income (loss) from discontinued operations	(33,527)	(525,872)	1,893,771	(1,053,491)
Net loss	$(2,475,615)	$(1,398,205)	$(2,412,452)	$(2,618,330)
Less: net income (loss) attributable to noncontrolling interest	(3,963)	(60,687)	223,844	(122,756)
Net loss attributable to MGO stockholders	$(2,471,652)	$(1,337,518)	$(2,636,296)	$(2,495,574)

Basic and diluted weighted average shares outstanding	1,829,646	1,424,154	1,678,946	1,392,873
Basic and diluted net loss per share to MGO stockholders on continuing operations	$(1.33)	$(0.61)	$(2.56)	$(1.12)
Basic and diluted net income (loss) per share to MGO stockholders on discontinued operations	$(0.02)	$(0.37)	$1.13	$(0.76)

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total MGO Stockholders’ Equity	Stock Subscription	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(deficit)	Receivable	Interests	(deficit)

Balance at December 31, 2022	1,168,923	$12	$4,963,340	$(5,796,636)	$(833,179)	-	$(361,382)	$(1,194,561)

Share issuance for cash	172,500	1	7,622,337	-	7,622,354	-	-	7,622,354
Cashless exercise of warrants	12,731	-	(1)	-	-	-	-	-
Cash received from exercise of warrants	70,000	1	699,993	-	700,000	-	-	700,000
Net loss	-	-	-	(1,158,056)	(1,158,056)	-	(62,069)	(1,220,125)
Balance at March 31, 2023	1,424,154	$14	$13,285,669	$(6,954,692)	$6,331,119	-	$(423,451)	$5,907,668
Net loss	-	-	-	(1,337,518)	(1,337,518)	-	(60,687)	(1,398,205)
Balance at June 30, 2023	1,424,154	$14	13,285,669	$(8,292,210)	$(4,993,601)	-	$(484,138)	$(4,509,463)

Balance at December 31, 2023	1,426,613	$14	$14,450,216	$(12,940,040)	$1,510,190	-	$(588,444)	$921,746

Stock issued for settlement	23,202	-	99,999	-	99,999		-	99,999
Stock issued for vested restricted stock awards	46,243	1	192,515	-	192,516		-	192,516
Stock issued for cash	157,983	1	572,314	-	572,315	130,249	-	702,564
Stock compensation expense	-	-	193,146	-	193,146	-	-	193,146
Net income (loss)	-	-	-	(164,644)	(164,644)	-	227,807	63,163
Balance at March 31, 2024	1,654,040	$16	$15,508,190	$(13,104,684)	$2,403,522	130,249	$(360,637)	$2,173,134
Stock issued for vested restricted stock awards	345,786	4	1,295,991	-	1,295,995	-	-	1,295,995
Stock issued for cash	100,698	1	1,093,217	-	1,093,218	(130,249)	-	962,969
Stock compensation expense	-	-	9,451	-	9,451	-	-	9,451
Net loss	-	-	-	(2,471,652)	(2,471,652)	-	(3,963)	(2,475,615)
Balance at June 30, 2024	2,100,524	$21	$17,906,849	$(15,576,336)	$2,330,534	-	$(364,600)	$1,965,934

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	For the Six Months Ended June 30
	2024	2023
Cash flows from operating activities:
Net loss	$(2,412,452)	$(2,618,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expenses	1,791,102	-
Depreciation expenses	54,384	21,817
Gain on transfer of licensing rights	(1,882,469)	-
Net changes in operating assets and liabilities:
Accounts receivable	(35,517)	(71,752)
Inventory	(237,697)	(234,318)
Prepaid expenses	(111,142)	(559,774)
Prepaid royalty expense	-	94,397
Other current assets	-	(7,601)
Accounts payable - related party	(45,203)	(22,533)
Accrued payroll	(275,751)	(599,812)
Accounts payable and accrued liabilities	(69,175)	(28,421)
Net cash used in operating activities	(3,223,920)	(4,026,327)

Cash flows from investing activities:
Proceeds from transfer of licensing rights	2,000,000	-
Purchases of property and equipment	(512)	(137,614)
Net cash provided by (used in) investing activities	1,999,488	(137,614)

Cash flows from financing activities:
Shares issued for cash, net	1,665,533	7,622,354
Payment for investment advisor services	(25,000)	-
Cash received from exercise of warrants	-	700,000
Principle payment on loans payable related party	-	(128,047)
Principle payment on loan payable	-	(10,793)
Principle payment on note payable	(35,962)	-
Borrowings from note payable	85,000	-
Net cash provided by financing activities	1,689,571	8,183,514

Net increase in cash and cash equivalents	465,139	4,019,573
Cash and cash equivalents at beginning of period	836,446	113,952
Cash and cash equivalents at end of period	$1,301,585	$4,133,525

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,347	-

Non-cash financing activities
Stock issued for legal settlement	$99,999	-

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 1 – ORGANIZATION AND OPERATIONS

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

We operate our business through three subsidiaries: Americana Liberty, LLC; MGO Digital LLC and MGOTeam1, LLC (“MGOTeam1”).

On July 18, 2024, the Company effected a reverse stock split on the Company’s common stock at a ratio of 1-for-10.

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

In addition, on May 11, 2023, we executed a 12-month consulting agreement with Jason Harward, the owner of Stand Co. and nephew of our former Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services, substantially similar to the following: provide general advice and counsel regarding the establishment of systems and processes for direct-to-consumer (“DTC”) and e-commerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and e-commerce platforms on behalf of the Company. Consultant was compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; and (3) 15,000 restricted stock units of the Company issuable on May 11, 2023. $51,587 and $109,679 were recorded as stock-based compensation expense for the fair value of the restricted stock units awarded as of June 30, 2024 and December 31, 2023, respectively. The consulting agreement ended May 2024.

MGO Digital LLC

In November 2022, we formed MGO Digital LLC to leverage data analytics, advanced technology-enabled marketing and our leadership team’s industry relationships and expertise to identify, incubate and test market new proprietary brands and brand concepts.

The Messi Store/MGOTeam 1 LLC

MGOTeam1 designed, manufactured, licensed, distributed, advertised and sold a range of products under the soccer legend Lionel (“Leo”) Messi brand, Messi Brand. The Messi Brand is a premium lifestyle brand with a sporty edge and sold its products direct to consumers through the website www.themessistore.com.

In October 2018, the Company entered into a Trademark License Agreement with Leo Messi Management SL (“LMM”). LMM granted the Company a worldwide non-exclusive license in order to use Leo Messi’s trademarks with the purpose of developing, manufacturing, trading and promoting the Messi Brand products.

On November 20, 2021, the Company entered into a new Trademark License Agreement (“Messi License”) with LMM to have the worldwide license to use Leo Messi’s trademarks for the purpose of developing, manufacturing, marketing and promoting his products. The Company is to pay LMM a minimum guaranteed amount on account of royalties amounting to Four Million Euros (€4,000,000) over the four-year agreement, net of taxes with the last payment due on November 15, 2024.

On March 21, 2024, MGOTeam1 assigned the Messi License to Centric Brands, LLC (“Centric”), which paid MGOTeam1 $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024. The Company accounted for The Messi Store segment as discontinued operations. See Note 10.

Business Combination Agreement with Heidmar, Inc.

On June 18, 2024, MGO entered into a definitive Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”) with Heidmar, Inc., (“HMI”), a company organized under the laws of the Republic of the Marshall Islands; Heidmar Maritime Holdings Corp., a company organized under the laws of the Republic of the Marshall Islands (“Holdings”); HMR Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“Merger Sub”); and Rhea Marine Ltd. and Maistros Shipinvest Corp (the “HMI Shareholders”). The Company, Merger Sub, Holdings, HMI and HMI Shareholders are sometimes referred to herein individually as a “Party” and, collectively, as the “Parties.”

Pursuant to the Business Combination Agreement, the Parties will effect a business combination involving the following transactions (collectively, the “Business Combination”):

(a)	Merger Sub will merge (the “Merger”) with and into the MGO, with MGO continuing as the surviving entity and a wholly owned subsidiary of Holdings;
(b)	all of the issued and outstanding shares of common stock of MGO (the “MGO Common Stock”) prior to the effective time of the Merger will be converted into the right to receive common shares of Holdings (the “Holdings Common Shares”) on a one-for-one basis;
(c)	immediately after the effective time of the Merger, the HMI Shareholders will transfer all the outstanding shares of common stock of HMI (the “HMI Shares”) to Holdings (the “HMI Share Acquisition”), with HMI becoming a wholly owned subsidiary of Holdings; and
(d)	Holdings shall issue to the HMI Shareholders (i) at the closing of the Business Combination (the “Closing”), a number of Holdings Common Shares equal to (x) the number of the Company’s outstanding shares of common stock on a fully diluted and as-converted basis immediately prior to the effective time of the Merger, times (y) 16.6667, divided by (z) the number of outstanding HMI Shares immediately prior to the HMI Share Acquisition and (ii) after the Closing and upon the satisfaction of certain earnout conditions set forth in the Business Combination Agreement, additional Holdings Common Shares equal to 10% of the shares issued to the Heidmar Shareholders on the Closing.

MGO expects that the holders of MGO Common Stock and the Heidmar Shareholders will hold 5.66% and 94.34% (inclusive of shares to be distributed to advisors), respectively, of the Holdings Common Shares after the Closing, which is expected to occur late in the fourth quarter of 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all normal reoccurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K and Form 10-K/A filed by the Company with the Securities and Exchange Commission on April 1, 2024 and June 3, 2024, respectively. Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

MGOTeam1 was formed on October 11, 2018, and the Company entered into a Rollover Agreement by and among MGOTeam1 and members of MGOTeam1 on December 6, 2021. All of the members of MGOTeam1, except for one member who owns a 11.82% membership interest in MGOTeam1, exchanged all of their membership interests in MGOTeam1 for 881,800 shares of the Company’s common stock. A sole MGOTeam1 member did not rollover its 11.82% membership interest in MGOTeam1 to the Company as of December 6, 2021, and remains a member in MGOTeam1.

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

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation. In addition, on July 18, 2024, the Company effected a reverse stock split at a ratio of 1-for-10. Accordingly, the financial statements presented in this Form 10-Q have been adjusted to reflect the reverse stock split historically.

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

On March 21, 2024, the Company, Centric and LMM signed a Deed of Novation, Assignment and Assumption (the “Deed”) providing for MGOTeam1 to assign all of its rights and obligations under the License Agreement to Centric, and Centric has agreed to assume all of MGO’s rights and obligations in respect of the License Agreement with effect on and from March 21, 2024. No other assets or liabilities were assumed. See Note 10

Use of Estimates

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2024 and December 31, 2023, the Company had $870,992 and $586,446 in excess of the FDIC limit for cash from continuing operations, respectively.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for credit losses. We grant unsecured credit to our wholesale customers who are deemed creditworthy. Ongoing credit evaluations are performed, and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. As of June 30, 2024 and December 31, 2023, the Company had no allowance for credit losses from continuing operations.

Inventory

Inventory consists of raw materials and finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated net realizable value. The write downs are recognized as a component of cost of sales. As of June 30, 2024 and December 31, 2023, the Company had no reserve for inventory obsolescence impairment from continuing operations.

Property and Equipment, Net

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productivity capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income. Depreciation is provided using the straight-line method, based on useful lives of the assets which is three years for computers, equipment and software. Depreciation expense from continuing operations for the six months ended June 30, 2024 and 2023 was $54,384 and $21,817, respectively.

Classification	Useful Life	June 30, 2024 (unaudited)	December 31, 2023
Computer equipment and software	3 years	$309,286	$308,774
Furniture	3 years	17,191	17,191
Less: Accumulated depreciation		(60,887)	(6,503)
Property and equipment, net		$265,590	$319,462

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

Revenue transactions associated with the sale of Stand Flagpoles products comprise a single performance obligation, which consists of the sale of products to customers either through direct wholesale or online sales through our website www.standflagpoles.com. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to online customers at the time upon receipt of the goods. The transactions price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 30 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for direct wholesale and online transactions.

For the three and six months ended June 30, 2024 and 2023, the Company generated revenues of $1,425,589 and $2,095,853 and $1,724,293 and $1,769,440, respectively, directly from consumers via our website. The Company does not have any major customers as revenue is primarily direct to individual consumers. All revenues for June 30, 2024 and 2023 were generated by customers within the United States. There were no sales to customers outside of the United States during either reporting period.

Non-Controlling Interest

As of December 6, 2021, one shareholder did not rollover its 11.82% membership interest in MGOTeam1. According to ASC 810, Consolidation, the carrying amount of the non-controlling interest (“NCI”) will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in additional paid in capital and attributed to the equity holders of the parent. The Company accounted for this portion of shares as non-controlling interest in net loss of $3,963 and $60,687 for the three months ended June 30, 2024 and 2023, respectively; and net income of $223,844 and a net loss of $122,756 for the six months ended June 30, 2024 and 2023, respectively

Foreign Currency

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

Segment Reporting

On March 21, 2024, the Company discontinued operations of The Messi Store due to the Deed executed with Centric, LMM and the Company. As such, the Company is no longer required to provide segment reporting, as the Company has only one reportable segment as of June 30, 2024.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective at the beginning of our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

NOTE 3 – GOING CONCERN

In the pursuit of MGO’s long-term growth strategy and the development of its growing portfolio of brands, the Company has incurred continued operating losses. As of June 30, 2024, we had working capital of $1,700,344. For the six months ended June 30, 2024 and 2023, we incurred losses from continuing operations of $4,306,223 and $1,564,839, respectively, and cash used in operating activities of $3,223,920 and $4,026,327, respectively. We believe the cash on hand, in connection with cash generated from future revenue, may not be sufficient to sustain continued operating losses. These factors cause substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were made available.

On February 8, 2024, we filed a shelf registration statement on Form S-3 (“S-3”) to provide our Company with the flexibility to issue and sell securities if and when deemed appropriate to support our ongoing business operations and in the best interest of our shareholders. The S-3 contained two prospectuses: i) a base prospectus that covers the potential offering, issuance and sale from time to time of our common stock, preferred stock, warrants, debt securities and units in one or more offerings with a total value of up to $100,000,000; and ii) a sales agreement prospectus covering the potential offering, issuance and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement entered into with the New York-based investment banking firm, Maxim Group LLC (“At-the-Market Offering” or “ATM”). On June 7, 2024, MGO entered into an Amendment No. 1 (“Amendment”) to the equity distribution agreement for the ATM whereby the offering size was amended to reflect an increase in the aggregate gross sales price from $1,650,000 to $3,389,384. As of June 30, 2024, we received net proceeds from sales of our common stock pursuant to the ATM totaling an aggregate of $1,665,533.

NOTE 4 – BALANCE SHEET ITEMS

Inventory

As of June 30, 2024 and December 31, 2023, inventory amounted to $844,719 and $607,022, respectively.

Prepaid Expenses

As of June 30, 2024 and December 31, 2023, prepaid expenses amounted to $314,567 and $178,425, respectively.

	June 30, 2024 (unaudited)	December 31, 2023
Prepaid expenses	$58,693	$5,577
Prepaid rent	7,500	7,500
Prepaid inventories	248,374	165,348
Total	$314,567	$178,425

Accounts Payable and Accrued Liabilities (Including Related Parties)

Accounts payable and accrued liabilities were $666,093 and $940,295 as of June 30, 2024 and December 31, 2023, respectively. Accounts payable are mainly payables to vendors and accrued liabilities consist of mainly credit card payable and sales tax payable.

	June 30, 2024 (unaudited)	December 31, 2023
Accounts payable	$314,304	$281,861
Accounts payable, related party	5,678	50,881
Accrued liabilities	254,632	240,324
Accrued payroll	91,479	367,230
	$666,093	$940,296

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

Nasdaq Deficiency Notices, Hearings Panel Determinations and Reverse Stock Split

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

On May 30, 2024, senior members of MGO’s executive team and the Company’s SEC counsel participated in the hearing before the Nasdaq’s Hearings Panel and endeavored to address all questions and concerns posed by the panelists relating to the Company’s plan to regain compliance with the continued listing standards (the “Plan”) – the Plan was formally submitted to the members of the Nasdaq Hearings Panel on May 8, 2024. In accordance with the Plan, MGO requested at least until August 15, 2024 to evidence compliance with the Equity Rule and Bid Price Rule for continued listing on The Nasdaq Capital Market through execution of the Plan.

On June 14, 2024, MGO received notice from Nasdaq confirming that the Nasdaq Hearings Panel (the “Panel”) has determined to grant the request of MGO to continue its listing on The Nasdaq Stock Market subject to the following:

1. On or before July 15, 2024, the Company will effect a reverse stock split at a ratio of 1-for-10. See Note 1 and 11.

2. On or before August 15, 2024, the Company will (a) complete the transactions described to the Panel to achieve compliance with Listing Rule 5550(b)(1) (or its alternatives) and (b) demonstrate compliance with Listing Rule 5550(a)(2) by evidencing a closing bid price of $1.00 or more per share for a minimum of ten (10) consecutive trading sessions;

3. On or before August 21, 2024, the Company must file a Form 8-K describing these transactions and indicating its post-transaction equity. The Company may do so with a balance sheet no older than 60 days containing pro forma adjustments for significant transactions or events occurring on or before the report date. Alternatively, the Company can provide an affirmative statement that, as of the date of the report, it believes it has regained compliance with the stockholders’ equity requirement based upon the specific transactions or events described; and

4. At the time of filing the Form 8-K, the Company must demonstrate compliance with all other applicable requirements for continued listing on the Nasdaq Capital Market. See Note 11.

The Company filed a Current Report on Form 8-K on August 12, 2024, stating that the Company believes that it is in compliance with the Nasdaq minimum stockholders’ equity requirement as of August 9, 2024.

NOTE 5 – LOAN PAYABLE

On January 24, 2024, MGO entered into a 52-week loan with PayPal for $85,000 and a $10,312 fixed loan fee, aggregating $95,312. Weekly payments are $1,833 over the life of the loan. The outstanding balance of this loan was $49,038 as of June 30, 2024.

	June 30, 2024 (unaudited)	December 31, 2023
Current portion of loans payable	$49,038	$-
Total notes payable	$49,038	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The accounts payable owed to our related parties as of June 30, 2024 and December 31, 2023 was $5,678 and $50,881, respectively, and was comprised of employee reimbursements for June 30, 2024 and expense reports, contractor payments and board fees for December 31, 2023.

The accrued payroll owed to our executives and staff as of June 30, 2024 and December 31, 2023 was $91,479 and $367,230, respectively, inclusive of bonuses.

On May 11, 2023, we executed a 12-month consulting agreement with Jason Harward (“Consultant”), the owner of Stand and nephew of Matt Harward, MGO’s former Chief Marketing Officer. The consulting agreement compensation terms were $350,000 payable in two installments, the first installment was paid in September 2023 and second installment was paid in January 2024. The compensation terms included 15,000 restricted stock units awarded on January 31, 2024 which vest over the remaining life of the consulting agreement. The Company recognized $51,587 of stock-based compensation for the six months ended June 30, 2024 and $123,914 for the year ended December 31, 2023.

On April 2, 2024, the Board of Directors (the “Board”) of MGO, at the recommendation of the Compensation Committee (the “Committee”), approved an increase in the base salary of Ms. Dana Perez, the Company’s Chief Financial Officer, from $165,000 to $200,000 per annum. This salary increase is effective as of April 2, 2024. In addition, the Board approved an increase in the annual cash bonus which Ms. Perez will be entitled to receive based on her and the Company’s continued satisfaction of a combination of personal and Company’s goals. The annual cash bonus has been increased from ‘up to 20%’ to ‘up to 25%’ of Ms. Perez’s base salary. The Board also approved the immediate granting of 5,000 restricted stock units (“RSUs”) in accordance with the MGO 2022 Equity Incentive Plan (the “Plan”). Subject to any acceleration provisions contained in the Plan or any other written agreement authorized by the Committee governing the terms of this award, these RSUs will vest on the one-year anniversary of their grant date, or April 2, 2025.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On January 12, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, as representative of the underwriters, relating to the Company’s initial public offering (the “Offering”) of 172,500 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (“common stock”), which included the exercise by the underwriters in full of the over-allotment option to purchase an additional 22,500 shares of the Company’s common stock at an Offering price of $50.00 per share. Pursuant to the Underwriting Agreement, in exchange for the Representative’s firm commitment to purchase the Shares, the Company agreed to sell the Shares to the Representative at a purchase price of $46.50 (93% of the public offering price per Share of $50.00) and issue the underwriters three-year warrants to purchase an aggregate of 8,625 shares of the Company’s common stock, which is equal to five percent (5%) of the Shares sold in the Offering. Such warrants have an exercise price of $6.25, which is equal to 125% of the Offering price (the “Warrant”).

The Shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-268484), as amended (the “Registration Statement”), and filed with the Securities and Exchange Commission (the “Commission”) and the final prospectus filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective by the Commission on January 12, 2023. The closing of the Offering for the Shares took place on January 18, 2023 with net proceeds of $7,560,354, which included 22,500 shares sold by the Company upon the exercise by the underwriters of the over-allotment option in full. The Company used the net proceeds from the Offering for team expansion, marketing, general and administrative corporate purposes, including working capital and capital expenditures.

In January 2023, the Company issued 70,000 shares to the Pre-IPO funding investors pursuant to the exercise of their warrants at fair value of $10.00 per share.

In January 2023, the Company issued 12,731 shares to Boustead Securities, LLC pursuant to the cashless exercise of their 16,448 warrants.

On January 13, 2023, in connection with the Offering, the Company commenced trading on The Nasdaq Capital Market under ticker symbol “MGOL.”

In February 2024, the Company issued 23,202 shares to its former Chief Marketing Officer pursuant to a Settlement Agreement and Release, valued at the stock price on the day of the executed Settlement Agreement, which was $4.31 on January 19, 2024. The related stock-based compensation of $99,999 was accrued as of December 31, 2023 and included in other accrued expenses as of the year ended December 31, 2023.

On April 12, 2024, the Board unanimously authorized and approved an amendment (“Plan Amendment”) to MGO’s 2022 Equity Incentive Plan (the “2022 Plan”) to increase the number of shares of the Company’s common stock, par value $0.00001 per share, (“Common Stock”) reserved for issuance under the 2022 Plan by an additional 182,451 shares of Common Stock. Such an increase will result in a total of 451,188 shares of Common Stock being reserved under the 2022 Plan, of which 205,071 will be available for future awards. On April 17, 2024 (the “Record Date”), a majority of our stockholders consented to the Plan Amendment. In accordance with Rule 14c-2 of the Exchange Act, corporate actions described above will be effective no earlier than twenty (20) days after a Schedule 14C Information Statement has been mailed to our stockholders, which was mailed on April 29, 2024.

On June 4, 2024, MGO issued a total of 182,869 unregistered restricted shares of the Company’s common stock to directors and officers of the Company, including 41,633 shares issued to Maximiliano Ojeda, the Chief Executive Officer of the Company, 41,633 shares issued to Virginia Hilfiger, the Chief Brand Officer of the Company, 41,633 shares issued to Julian Groves, the Chief Operating Officer of the Company, 22,297 shares issued to Dana Perez, the Chief Financial Officer of the Company, and 8,919 shares issued to each non-employee director of the Company. The restricted shares of the Company’s common stock were issued pursuant to the MGO’s 2022 Equity Incentive Plan and are exempt from registration in reliance on exemption provided for under Section 4(a)(2) of the Securities Act of 1933.

On July 18, 2024, the Company effected a reverse stock split at a ratio of 1-for-10. Accordingly, the financial statements presented in this Form 10-Q have been adjusted to reflect the reverse stock split historically.

Throughout the first six months of 2024, 392,028 restricted stock awards were vested and the Company issued common stock to its directors, officers and consultants.

Throughout the first six months of 2024, the Company sold 258,681 shares through its shelf registration statement on Form S-3 at share prices ranging between $3.70 - $10.16, totaling $1,665,534 in net proceeds received by the Company.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2023	114,000	$50.00	4.04
Granted	30,000	4.10
Forfeited	(30,000)	4.10
Canceled	(112,000)	50.00
Outstanding, June 30, 2024	2,000	$50.00	3.53
Exercisable, June 30, 2024	2,000	$50.00	3.53

The Company estimated the fair value of the stock-based compensation using the Black Scholes Model with the following assumption inputs:

For the Six Months Ended June 30, 2024
Expected life of the options	2.88 – 5.00
Share price of the issuance date	$4.10
Expected volatility	95% - 147.18%
Expected dividend rate	0%
Risk-free interest rate	4.38%

For the six months ended June 30, 2024, the Company’s stock option compensation expenses amounted to $202,687. The total unrecognized compensation cost related to stock options as of June 30, 2024 was $0.

Restricted Stock Units (“RSUs”)

The following is a summary of RSU activity for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	40,172	$14.10
Granted	423,725	3.91
Canceled	(39,167)	5.60
Vested and issued	(415,230)	4.40
Outstanding and unvested as of June 30, 2024	9,500	$13.10

The aggregate fair value of RSU awards granted was $1,657,003 and valued at the closing price of the Company’s Common Stock on the date of grant. The Company recognized $1,588,415 stock compensation expense related to RSU awards for the six months ended June 30,2024. The total unrecognized compensation cost related to unvested RSUs as of June 30, 2024 was $1,360, expected to be amortized through July 31, 2025.

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

NOTE 9 – RISKS AND UNCERTAINTIES

The Company is subject to credit, liquidity and market risks, as well as other payment-related risks, such as risks associated with the fraudulent use of credit or debit cards and customer banking information, which could have adverse effects on our business and revenues due to chargebacks from customers.

NOTE 10 – DISCONTINUED OPERATIONS

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meet the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

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

As a result of the Deed, the Company ceased operations of The Messi Store. The historical results of this business segment have been reflected as discontinued operations in our consolidated financial statements for all periods presented. The current asset and current liability balances as of June 30, 2024 constitute the wind-down of The Messi Store yet to be finalized.

Subsequent to the receipt of the $2,000,000 in proceeds from Centric, MGOTeam1 paid MGO Global, Inc. $2,000,000 for payment on a $2,658,635 Intercompany Demand Note. The remaining balance of the Intercompany Demand Note of $658,635 is eliminated in consolidation.

Summary reconciliation of Discontinued Operations	June 30, 2024 (unaudited)	June 30, 2023 (unaudited)
Revenues	$82,592	$516,199
Cost of sales	48,840	306,819
Gross profit	33,752	209,380

Operating expenses
Selling, general, administrative expenses	26,994	83,842
Marketing and e-commerce expenses	60,974	546,349
Royalty expenses	(55,194)	628,112
Total operating expenses	32,774	1,258,303

Operating income (loss)	978	(1,048,923)

Interest expense	4,398	456
Gain on transfer of licensing rights	(1,882,469)	-
Gain on settlement of debt	-	(3,500)
Other (income) expense	(14,722)	7,612
Total other (income) expense	(1,892,793)	4,568

Net income (loss)	$1,893,771	$(1,053,491)
Less: net income (loss) attributable to non-controlling interest	223,844	(122,756)
Net income (loss) attributable to MGO stockholders	$1,669,927	$(930,735)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (unaudited)	December 31, 2023
Current assets
Cash	$1,843	$98,466
Accounts receivable	-	39,121
Inventories	-	117,531
Other current assets	7,008	7,864
Prepaid expenses	-	4,721
Total current assets	8,851	267,703
Current liabilities
Accounts payable	120,854	115,333
Accrued liabilities	1,762	264,534
Total current liabilities	122,616	379,867

NOTE 11 – SUBSEQUENT EVENTS

On July 9, 2024, the Nasdaq Hearings Panel granted the Company an extension until July 18, 2024 to effect the reverse stock split at a ratio of 1-for-10.

On July 11, 2024, 2,000 options held by employees of the Company to purchase 2,000 shares of the Company’s common stock was canceled by the Board of Directors of the Company. Subsequent to the cancelation, the Company issued these employees 2,000 shares of the Company’s restricted stock.

Between July 1, 2024, and August 19, 2024, 9,500 restricted stock units were converted into shares of common stock of the Company in accordance with the terms of respective grant agreements.

On July 18, 2024, the Company effected a reverse stock split of its outstanding common stock at a 1-for-10 ratio.

On August 5, 2024, MGO issued a total of 22,000 shares of the Company’s restricted common stock to directors and officers of the Company pursuant to the 2022 Plan.

On August 8, 2024, MGO issued a total of 77,000 shares of the Company’s restricted common stock to two new employees as a part of their compensation, approved by the Company’s Board of Directors, outside of the 2022 Plan.

On August 12, 2024, the Company filed a Current Report on Form 8-K stating that it believes the Company is in compliance with the Nasdaq minimum stockholders’ equity requirement as of August 9, 2024.

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

In addition, on May 11, 2023, we executed a 12-month consulting agreement with Jason Harward, the owner of Stand Co. and nephew of our former Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services, substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant will be compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 15,000 restricted stock units of the Company which were issued on January 31, 2024 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024. $51,587 and $109,679 was recorded as stock-based compensation expense for the fair value of the restricted stock units awarded as of June 30, 2024 and December 31, 2023, respectively.

MGO Digital LLC

In November 2022, we formed MGO Digital LLC to leverage data analytics, advanced technology-enabled marketing and our leadership team’s industry relationships and expertise to identify, incubate and test market new proprietary brands and brand concepts.

The Messi Store/MGOTeam 1 LLC

Our subsidiary, MGOTeam1 LLC (“MGOTeam1”), designed, manufactured, licensed, distributed, advertised, and sold a range of products under the soccer legend Lionel (“Leo”) Messi brand, Messi Brand. The Messi Brand is a premium lifestyle brand with a sporty edge and sold their products direct to consumers through the website www.themessistore.com.

On October 29, 2018, MGOTeam1 entered into a Trademark License Agreement with Leo Messi Management SL (“LMM”). LMM granted MGOTeam1 a worldwide non-exclusive license in order to use Leo Messi’s trademarks with the purpose of developing, manufacturing, trading and promoting Messi Brand Products.

On November 20, 2021, MGOTeam1 entered into a new Trademark License Agreement (the “Messi License”) with LMM to have the worldwide license to use Leo Messi’s trademarks for the purpose of developing, manufacturing, marketing and promoting his products. MGOTeam1 was to pay LMM a minimum guaranteed amount on account of royalties amounting to Four Million Euros (€4,000,000) over the four-year agreement, net of taxes with the last payment due on November 15, 2024.

On March 21, 2024, MGOTeam1 assigned the Messi License to Centric Brands LLC (“Centric”), which paid MGOTeam1 $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024.

Business Combination Agreement with Heidmar, Inc.

On June 18, 2024, MGO entered into a definitive Business Combination Agreement (the “Business Combination Agreement” or “BCA”) with Heidmar, Inc., (“Heidmar”), a company organized under the laws of the Republic of the Marshall Islands, Heidmar Maritime Holdings Corp., a company organized under the laws of the Republic of the Marshall Islands (“Holdings”), HMR Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“Merger Sub”), and Rhea Marine Ltd. and Maistros Shipinvest Corp (collectively, the “Heidmar Shareholders”). The Company, Merger Sub, Holdings, Heidmar and Heidmar Shareholders are sometimes referred to herein individually as a “Party” and, collectively, as the “Parties.”

Pursuant to the Business Combination Agreement, MGO, Heidmar, Holdings, Merger Sub and the Heidmar Shareholders will effect a business combination involving the following Transactions (collectively, the “Business Combination”):

(a)	Merger Sub will merge (the “Merger”) with and into MGO, with MGO continuing as the surviving entity and a wholly owned subsidiary of Holdings;
(b)	all of the issued and outstanding MGO Shares prior to the effective time of the Merger will be converted into the right to receive Holdings Shares on a one-for-one basis;
(c)	immediately after the effective time of the Merger, the Heidmar Shareholders will transfer all their Heidmar Shares to Holdings (the “Heidmar Share Acquisition”), with Heidmar becoming a wholly owned subsidiary of Holdings; and
(a)	Holdings will issue to the Heidmar Shareholders and MGO’s financial advisor: (i) at the Closing (as defined in the Business Combination Agreement), the Heidmar Share Consideration (as defined in the Business Combination Agreement), and (ii) after the Closing and upon the satisfaction of certain earnout conditions set forth in the Business Combination Agreement, the Earnout Shares (as defined in the Business Combination Agreement), with 2.64% of each issuance being distributed to MGO’s financial advisor.

Following the Closing, both MGO and Heidmar will be wholly owned subsidiaries of Holdings, and the Holdings Shares will be publicly listed on Nasdaq. The parties expect that after the Closing, the Heidmar Shareholders will own 94.34% of Holdings (including shares that Holdings will distribute to MGO’s financial advisor) and the MGO stockholders will own 5.66% of Holdings, without taking into account the issuance of any Earnout Shares. Pursuant to the Business Combination Agreement, any shares of common stock that MGO issues prior to the Closing will not change these percentages.

The boards of directors of both companies have unanimously approved the signing of the BCA. The Business Combination is expected to close late in the fourth quarter of 2024, subject to satisfying certain customary closing conditions, including the receipt of approvals from MGO’s stockholders and the listing of Holdings registered common shares on Nasdaq. For a more detailed description of the Business Combination, Heidmar, Holdings and the risk factors related to the Business Combination, please see our Current Report on Form 8-K filed with the Commission on June 20, 2024.

Nasdaq Deficiency Notices, Hearings Panel Determinations and Reverse Stock Split

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

On April 5, 2024, the Company received a notice from the Listing Qualifications Department of the Nasdaq stating that the Company is no longer in compliance with the equity standard for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 under the equity standard. Because the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 reported stockholders’ equity of $921,747, and as of April 5, 2024 the Company does not meet the alternative standards for market value of listed securities or net income from continuing operations, the Company no longer complies with Nasdaq’s Listing Rule. Nasdaq provided the Company with 45 calendar days, or until May 20, 2024, to submit a plan to regain compliance.

On April 17, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq notifying the Company that 180 calendar day period that it had been provided by Nasdaq to regain compliance with Nasdaq Listing Rule 5550(a)(2) on April 16, 2024 without the Company regaining compliance and is not eligible for a second 180 day period, because the Company does not meet the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market. In addition, Nasdaq informed the Company that in light of the foregoing and in accordance with Nasdaq Listing Rule 5810(c)(2)(A), the Nasdaq staff could no longer accept a plan for the Company to regain compliance with Listing Rule 5550(b)(1) and this matter has become an additional and separate basis for delisting the Company’s securities from Nasdaq. On April 18, 2024, the Company formally requested a hearing before Nasdaq’s Hearings Panel and such request was granted by Nasdaq on April 19, 2024. A hearing before Nasdaq’s Hearings Panel was scheduled for May 30, 2024.

On May 30, 2024, Nasdaq held a hearing to make a determination on MGO’s continued listing in light of its non-compliance with above-referenced Nasdaq rules, which continued listing was granted subject to the satisfaction of certain conditions, including:

●	on or before July 15, 2024, MGO will effect a reverse stock split at a ratio between 1-for-10 and 1-for-25, unless prior to such date MGO has been informed in writing by Nasdaq that it has regained compliance with Nasdaq Listing Rule 5550(a)(2);

●	on or before August 15, 2024, MGO will (x) complete the transactions described to Nasdaq Hearings Panel to achieve compliance with Nasdaq Listing Rule 5550(b)(1) (or its alternatives) and (y) demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and

●	on or before August 21, 2024, MGO will file a Current Report on Form 8-K describing the transactions that have increased its stockholders’ equity and either (x) indicate that, through a balance sheet that is not older than 60 days and contains pro forma adjustments for the transactions, stockholders equity has increased to at least $2.5 million or (y) an affirmative statement that, as of the date of such report, it believes it has regained compliance with the stockholders’ equity requirement based upon the specific transactions or events described in such report.

On July 18, 2024, MGO effected a reverse stock split at a 1-for-10 ratio that resulted in 2,122,607 MGO shares of common stock being outstanding after the reverse stock split.

On August 12, 2024, the Company filed a Current Report on Form 8-K stating that it believes that it is in compliance with the Nasdaq minimum stockholders’ equity requirement as of August 9, 2024.

Results of Operations for Three and Six Months Ended June 30, 2024 as Compared to Three and Six Months Ended June 30, 2023

Revenues

For the three months ended June 30, 2024, revenues decreased 17% to $1,425,589 from $1,724,293. The decrease over the prior year’s comparable period is attributable to the fact that the Company had a large marketing push at the end of the second quarter of 2023, which successfully increased revenue, however the return on marketing costs was below the Company’s desired threshold. Therefore, the Company made cognitive efforts to focus on a higher return on marketing costs subsequent to June 30, 2023. Revenues reported for the six months ended June 30, 2024 totaled $2,095,853, representing an 18% increase over revenues of $1,769,440 posted for the comparable six-month period in 2023. The increase over the prior year’s comparable three and six periods is primarily attributable to the fact that the Company did not launch sales of its Stand Flagpole line of products until mid-March 2023.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2024 and 2023 decreased 32% to $346,356 from $508,861, respectively. This resulted in a gross profit of $1,079,233 for the three months ended June 30, 2024, which compared to $1,215,432 for the same three-month period in 2023. The 5% increase in gross profit was due to the Company optimizing sales prices while reducing purchasing costs.

For the reason mentioned above, cost of sales for the six months ended June 30, 2024 totaled $514,088, down 2% from $526,470 reported for the same six-month period in the prior year. This resulted in a 5% increase in gross profit of $1,581,765 for the six months ended June 30, 2024, compared to $1,242,970 for the six-month ended June 30, 2023.

Operating Expenses

For the three months ended June 30, 2024, total operating expenses rose 213% to $2,496,148 as compared to total operating expenses of $797,485 for the three months ended June 30, 2023, due primarily to a 213% increase in selling, general and administrative expenses, which rose to $2,496,148 from $797,485, respectively; and a 22% decrease in marketing and e-commerce expenses, declining to $1,024,062 from $1,320,100, respectively. The increase in selling, general and administrative expenses related to workforce expansion, stock-based compensation expenses which were not occurring in the prior year, and increased costs of legal and accounting expenses pertaining to executing capital raises during the quarter and advancing the business combination process with Heidmar. The decrease in marketing expenses for the three months ended June 30, 2024 when compared to the prior year’s same three-month period is attributable to the fact that the Company had a large marketing push at the end of the second quarter of 2023, which successfully increased revenue, however the return on marketing costs was below the Company’s desired threshold. Therefore, the Company made cognitive efforts to focus on a higher return on marketing spend.

Total operating expenses for the six-month period ended June 30, 2024 was $5,887,524, representing a 107% increase compared to $2,837,685 in total operating expenses for the same six months in 2023. The increase was largely attributable to a 189% increase in selling, general and administrative expenses, which rose to $4,325,832 from $1,497,811, respectively; and a 17% increase in marketing and e-commerce expenses, which climbed to $1,561,692 from $1,339,874, respectively. The increase in selling, general and administrative expenses related to workforce expansion, stock-based compensation expenses which were not occurring in the prior year, and increased costs of legal and accounting expenses pertaining to executing capital raises and advancing the business combination process with Heidmar during the first six months of 2024.

Other (Income) Expenses

Total other income (expenses) for the three and six months ended June 30, 2024 was ($1,111) and ($464), respectively, compared to total other interest income of $29,820 and $29,876 for the three and six months ended June 30, 2023, respectively.

Net Loss

For the three months ended June 30, 2024, net loss from continuing operations was $2,442,088, a 180% increase from a net loss of $872,333 reported for the same three-month period in 2023. Net loss from discontinued operations decreased to $33,527 from a net loss of $525,872 for the three months ended June 30, 2024 and 2023, respectively. Overall, net loss totaled $2,475,615 for the three months ended June 30, 2024, compared to a net loss of $1,398,205 for the same three-month period ended June 30, 2023. After factoring a net loss of $3,963 and a net loss of $60,687 for non-controlling interest for the three months ended June 30, 2024 and 2023, respectively, net loss attributable to MGO stockholders was $2,471,652, or $1.35. loss per share, and $1,337,518 or $0.94 loss per share, respectively.

For the six months ended June 30, 2024, net loss from continuing operations was $4,306,223, a 175% increase from a net loss of $1,564,839 reported for the same six-month period in 2023. Net income from discontinued operations rose to $1,893,771 from a net loss of $1,053,491 for the six months ended June 30, 2024 and 2023, respectively, as a result of the assignment of the Messi License to Centric. Overall, net loss totaled $2,412,452 for the six months ended June 30, 2024, compared to a net loss of $2,618,330 posted for the same six-month period ended June 30, 2023. After factoring net income of $223,844 and a net loss of $122,756 for non-controlling interest for the six months ended June 30, 2024 and 2023, respectively, net loss attributable to MGO stockholders was $2,636,296, or $1.57 loss per share, and $2,495,574, or $1.79 loss per share, respectively.

Cash Flows

As of June 30, 2024, cash on hand from continuing operations was $1,301,585, as compared to $836,446 as of December 31, 2023, an increase of 56%. The increase was primarily attributable to the assignment of the Messi Brand to Centric in exchange for $2,000,000 in cash and their assumption of our obligation to pay €1.5 million in royalty payments to LMM in 2024, as well as net proceeds aggregating $1,665,534 received from the sale of our common stock pursuant to our At-The-Market Offering (“ATM”). Until such time that the Company fully implements its growth strategy or completes its business combination with Heidmar, it expects to continue generating operating losses in the foreseeable future, primarily due to higher corporate overhead, higher marketing and inventory expenses and costs associated with being a public company.

For the six months ended June 30, 2024, cash used in operations was $3,223,920, a decrease of 20% as compared to cash used of $4,026,328 for the six months ended June 30, 2023. The decrease was primarily attributable to the assignment of the Messi Brand to Centric in exchange for $2,000,000 in cash and their assumption of our obligation to pay €1.5 million in royalty payments to Leo Messi Management in 2024.

For the six months ended June 30, 2024, cash provided by investing activities from continuing operations was $1,999,488, compared to cash used in investing activities of $137,614 for the six months ended June 30, 2023. The 1553% decrease was due to no significant purchases of property and equipment occurring during the six months ended June 30, 2024, offset by the $2,000,000 in proceeds received from the assignment of the Messi Brand to Centric.

For the six months ended June 30, 2024, cash provided by financing activities was $1,689,571, a decrease of 79% as compared to cash provided by financing activities of $8,183,515 for the six months ended June 30, 2023. The decrease was directly related to the completion of the Company’s initial public offering in January 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had working capital of $1,700,344. For the six months ended June 30, 2024, we incurred a loss from operations of $4,305,759, inclusive of $4,325,832 for general and administrative expenses, including higher workforce expenses, stock-based compensation expense, third-party logistics services, professional fees and rent expense for office space, as well as $1,561,692 for increased marketing and ecommerce expenses.

On March 21, 2024, MGO assigned the Messi License to Centric, which paid the Company $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024. Effective as of that date, the Company discontinued operations on The Messi Store.

On February 12, 2024, the SEC deemed the Company’s shelf registration statement on Form S-3 effective. This registration statement contained two prospectuses: 1) a base prospectus that covers the potential offering, issuance, and sale from time to time of our common stock, preferred stock, warrants, debt securities and units in one or more offerings with a total value of up to $100,000,000; and 2) a sales agreement prospectus (“ATM”) covering the potential offering, issuance, and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement with Maxim Group LLC. On June 7, 2024, MGO entered into an Amendment No. 1 (“Amendment”) to the equity distribution agreement for the ATM whereby the offering size was amended to reflect an increase in the aggregate gross sales price from $1,650,000 to $3,389,384. As of August 19, 2024, the Company had received gross proceeds of $2,2,788,588 from sales of shares of our common stock pursuant to the ATM.

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

For the three and six months ended June 30, 2024, there were no significant changes to our existing critical accounting policies which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

New Accounting Pronouncements

There were certain updates recently issued by the Financial Accounting Standards Board (“FASB”), most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three and six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

Between April 1, 2024, and June 30, 2024, stock options to purchase a total of 142,000 shares of common stock were either canceled by the Board of Directors of the Company or forfeited due to the resignation of certain employees of the Company.

Between April 1, 2024, and June 30, 2024, 39,167 restricted stock units of the Company issued under the 2022 Plan were canceled by the Board of Directors.

On April 2, 2024, the Company issued 5,000 shares of restricted common stock to its officer under the 2022 Plan.

On April 23, 2024, the Company issued 159,167 shares of restricted common stock to its officers and directors under the 2022 Plan in exchange for cancellation of all stock options and restricted stock units held by officers and directors of the Company.

On April 30, 2024, 3,750 restricted stock units held by consultant were converted into 3,750 shares of common stock of the Company in connection with the services provided by the consultant.

On June 4, 2024, MGO issued a total of 182,868 shares of the Company’s restricted common stock to directors and officers of the Company pursuant to the 2022 Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Business Combination Agreement dated June 18, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s current report on form 8-K filed with the SEC on June 20, 2024)
3.1*	Amended and Restated Certificate of Incorporation dated August 29, 2022
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MGO Global Inc. filed on July 10, 2024
3.3*	Amended and Restated Bylaws of MGO Global Inc. dated December 28, 2022
4.1*	Form of Representative’s Warrant in connection with the Company’s initial public offering
4.2*	Form of Warrant issued to investors in private placement
4.3*	Form of Placement Agent Warrant issued in first private placement
4.4*	Form of Placement Agent Warrant issued in second private placement
10.1†† *	Trademark License Agreement between MGOTEAM 1 LLC and Leo Messi Management SL dated November 20, 2021
10.2† *	Form of 2022 Equity Incentive Plan
10.3*	Equity Joint Venture Contract dated August 29, 2019 among Shanghai Celebrity Import and Export Co., LTD. and MGOTEAM LLC
10.4	Letter of Intent for acquisition of certain assets of Stand Co, LLC by MGO Global Inc., dated March 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on March 17, 2023)
10.5	Commercial license agreement between MGO Global Inc. and Stand CO LLC, dated May 11, 2023 (incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.6	Consulting agreement between MGO Global Inc. and Jason Harward, dated May 11, 2023 (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.7†	Offer letter between MGO Global Inc. and Dana Perez, dated January 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on January 19, 2024)
10.8	Settlement Agreement between MGO Global Inc. and Matthew Harward, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on February 12, 2024)
10.9	Term Sheet by and between MGO Global Inc., MGOTEAM 1 LLC and Centric Brands LLC dated March 20, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.10	Deed of Novation, Assignment and Assumption by and between MGOTEAM 1 LLC, Leo Messi Management S.L. and Centric Brands LLC dated March 21, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.11†	Form of Amendment No. 1 to the Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022 (incorporated by reference to Exhibit 10.19 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.12†	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022 (incorporated by reference to Exhibit 10.20 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.13†	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022 (incorporated by reference to Exhibit 10.21 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.14†	Amended Offer letter between MGO Global Inc. and Dana Perez, dated April 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on April 4, 2024)
10.15†	Amendment to the MGO Global Inc’s 2022 Equity Incentive Plan dated May 19, 2024 (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on form 10-Q filed with the SEC on May 20, 2024)
10.16	Form of Voting and Support Agreement dated June 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K filed with the SEC on June 20, 2024)
10.17	Form of Lock-up/Leak out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on form 8-K filed with the SEC on June 20, 2024)
14.1*	Code of Ethics and Business Conduct
19.1	MGO Global Inc. Insider Trading Policy dated July 3, 2023 (incorporated by reference to Exhibit 19.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
97.1	MGO Global Inc.’s Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-268484), filed with the SEC on December 30, 2022.

†	Executive compensation plan or arrangement.

††	portions were redacted.

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

MGO GLOBAL INC.

Dated: August 19, 2024	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: August 19, 2024	By:	/s/ Dana Perez
Dana Perez
Chief Financial Officer

