Form 10-Q
period 2024-09-30
MGO Global Inc.
filed 2024-11-14
CIK 1902794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2024, there were 2,904,001 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGO GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Assets
Current assets:
Cash and cash equivalents	$1,435,288	$836,446
Accounts receivable	15,998	25,352
Inventories	1,049,359	607,022
Prepaid expenses	56,979	178,425
Other current assets	7,500	7,500
Current assets from discontinued operations	10,135	267,703
Total current assets	2,575,259	1,922,448

Property and equipment, net	238,384	319,462
Total assets	2,813,643	2,241,910

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	51,170	184,677
Accounts payable - related party	2,769	5,678
Accrued liabilities	40,340	216,297
Accrued payroll	58,648	533,643
Loan payable	27,788	-
Current liabilities from discontinued operations	1,529	379,867
Total current liabilities	182,244	1,320,162
Total liabilities	182,244	1,320,162

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value, $.00001, authorized 20,000,000 shares, nil outstanding	-	-
Common stock, par value $0.00001, authorized 150,000,000 shares; 2,904,001 and 1,426,613 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	29	14
Additional paid-in capital	19,874,872	14,450,217
Accumulated deficit	(16,884,132)	(12,940,040)
Total MGO stockholders’ equity	2,990,769	1,510,191
Non-controlling interest	(359,370)	(588,443)
Total stockholder’s equity	2,631,399	921,748
Total liabilities and stockholders’ equity	$2,813,643	$2,241,910

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues, net	$565,400	$1,054,161	$2,661,253	$2,823,601
Cost of sales	72,414	235,003	586,502	761,473
Gross profit	492,986	819,158	2,074,751	2,062,128

Operating expenses:
Selling, general and administrative expenses	1,386,146	1,827,926	5,711,978	3,325,737
Marketing and e-commerce expenses	464,571	1,022,732	2,026,263	2,362,606
Total operating expenses	1,850,717	2,850,658	7,738,241	5,688,343

Operating loss	(1,357,731)	(2,031,500)	(5,663,490)	(3,626,215)

Other (income) expenses:
Interest expense	4,454	-	8,403	-
Interest income	(15,381)	-	(16,151)	(29,876)
Other (income) expenses, net	-	-	(2,715)	-
Total other (income) expenses	(10,927)	-	(10,463)	(29,876)

Net loss from continuing operations	(1,346,804)	(2,031,500)	(5,653,027)	(3,596,339)
Net income (loss) from discontinued operations	44,237	(520,613)	1,938,008	(1,574,104)
Net loss	$(1,302,567)	$(2,552,113)	$(3,715,019)	$(5,170,443)
Less: net income (loss) attributable to noncontrolling interest	5,229	(62,800)	229,073	(185,556)
Net loss attributable to MGO stockholders	$(1,307,796)	$(2,489,313)	$(3,944,092)	$(4,984,887)

Basic and diluted weighted average shares outstanding	2,507,442	1,424,154	1,953,276	1,408,517
Basic and diluted net loss per share to MGO stockholders on continuing operations	$(0.54)	$(1.43)	$(2.89)	$(2.55)
Basic and diluted net income (loss) per share to MGO stockholders on discontinued operations	$0.02	$(0.37)	$0.99	$(1.12)
Basic and diluted net income (loss) per share to MGO stockholders	$(0.52)	$(1.79)	$(1.90)	$(3.67)

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total MGO Stockholders’ Equity	Stock Subscription	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(deficit)	Receivable	Interests	(deficit)

Balance at December 31, 2022	1,168,923	$12	$4,963,445	$(5,796,636)	$(833,179)	-	$(361,382)	$(1,194,561)

Share issuance for cash	172,500	1	7,622,353	-	7,622,354	-	-	7,622,354
Cashless exercise of warrants	12,731	-		-	-	-	-	-
Cash received from exercise of warrants	70,000	1	699,999	-	700,000	-	-	700,000
Net loss	-	-	-	(1,158,056)	(1,158,056)	-	(62,069)	(1,220,125)
Balance at March 31, 2023	1,424,154	$14	$13,285,797	$(6,954,692)	$6,331,119	-	$(423,451)	$5,907,668
Net loss	-	-	-	(1,337,518)	(1,337,518)	-	(60,687)	(1,398,205)
Balance at June 30, 2023	1,424,154	$14	13,285,797	$(8,292,210)	$4,993,601	-	$(484,138)	$4,509,463
Stock Compensation Expense	-	-	673,624	-	673,624	-	-	673,624
Net loss	-	-	-	(2,489,313)	(2,489,313)	-	(62,800)	(2,552,113)
Balance at September 30, 2023	1,424,154	$14	13,959,421	$(10,781,523)	$(3,177,912)	-	(546,938)	2,630,974

Balance at December 31, 2023	1,426,613	$14	$14,450,217	$(12,940,040)	$1,510,191	-	$(588,443)	$921,748

Stock issued for settlement	23,202	-	99,999	-	99,999		-	99,999
Stock issued for vested restricted stock awards	46,243	1	192,515	-	192,516		-	192,516
Stock issued for cash	157,983	1	572,314	-	572,315	130,249	-	702,564
Stock compensation expense	-	-	193,146	-	193,146	-	-	193,146
Net income (loss)	-	-	-	(164,644)	(164,644)	-	227,807	63,163
Balance at March 31, 2024	1,654,040	$16	$15,508,191	$(13,104,684)	$2,403,523	130,249	$(360,636)	$2,173,136
Stock issued for vested restricted stock awards	345,786	4	1,295,991	-	1,295,995	-	-	1,295,995
Stock issued for cash	100,698	1	1,093,217	-	1,093,218	(130,249)	-	962,969
Stock compensation expense	-	-	9,451	-	9,451	-	-	9,451
Net loss	-	-	-	(2,471,652)	(2,471,652)	-	(3,963)	(2,475,615)
Balance at June 30, 2024	2,100,524	$21	$17,906,850	$(15,576,336)	$2,330,535	-	$(364,599)	$1,965,936
Stock issued for settlement of accounts payable	53,638	1	131,949	-	131,950	-	-	131,950
Stock issued for vested restricted stock awards	110,500	1	285,860	-	285,861	-	-	285,861
Stock issued for cash	522,757	5	1,550,214	-	1,550,219	-	-	1,550,219
Round up of shares due to reverse stock split	116,582	1	(1)	-	-	-	-	-
Net loss	-	-	-	(1,307,796)	(1,307,796)	-	5,229	(1,302,567)
Balance at September 30, 2024	2,904,001	29	19,874,872	(16,884,132)	2,990,769	-	(359,370)	2,631,399

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,715,019)	$(5,170,443)
Net income (loss) from discontinued operations	1,938,008	(1,574,104)
Net loss from continuing operations	(5,653,027)	(3,596,339)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	81,590	38,321
Stock compensation expense	1,976,962	673,624
Net changes in operating assets and liabilities:
Accounts receivable	9,354	(44,274)
Inventory	(442,337)	(479,375)
Prepaid expenses	146,446	(388,238)
Other current assets	-	(7,500)
Accounts payable - related party	(2,909)	(22,533)
Accrued payroll	(474,995)	(643,030)
Accounts payable and accrued liabilities	1,622,298	(2,071,651)
Net cash used in continuing operating activities	(2,736,618)	(6,540,995)
Net cash provided by (used in) discontinued operating activities	(1,978,857)	144,432
Net cash used in operating activities	(4,715,475)	(6,396,563)

Cash flows from investing activities:
Purchases of property and equipment	(512)	(179,853)
Net cash used in investing activities	(512)	(179,853)
Net cash provided by discontinued investing activities	2,000,000	-
Net cash provided by (used in) investing activities	1,999,488	(179,853)

Cash flows from financing activities:
Shares issued for cash, net	3,215,752	7,622,354
Cash received from exercise of warrants	-	700,000
Payment for investment advisor services	(25,000)	-
Principle payment on loan payable	(57,212)	-
Borrowings from loan payable	85,000	-
Net cash provided by continuing financing activities	3,218,540	8,322,354
Net cash provided by discontinued financing activities	-	(138,840)
Net cash provided by financing activities	3,218,540	8,183,514

Net increase in cash and cash equivalents	502,553	1,607,098
Cash and cash equivalents at beginning of period, including discontinued operations	934,911	113,952
Cash and cash equivalents at end of period, including discontinued operations	1,437,464	1,721,050
Less cash from discontinued operations	(2,176)	(88,271)
Cash and cash equivalents at the end of the period	$1,435,288	1,632,779

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$14,364	-

Non-cash financing activities
Stock issued for legal settlement	$99,999
Stock issued for settlement of accounts payable	$131,950	-

See accompanying condensed notes to these unaudited consolidated financial statements.

MGO GLOBAL INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

In addition, on May 11, 2023, we executed a 12-month consulting agreement with Jason Harward, the owner of Stand Co. and nephew of our former Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services, substantially similar to the following: provide general advice and counsel regarding the establishment of systems and processes for direct-to-consumer (“DTC”) and e-commerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and e-commerce platforms on behalf of the Company. Consultant was compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; and (3) 15,000 restricted stock units of the Company issuable on May 11, 2023. The Company recorded $51,587 and $109,679 as stock-based compensation expense for the fair value of the restricted stock units awarded as of September 30, 2024 and December 31, 2023, respectively. The consulting agreement ended May 2024.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, Form 10-K/A and Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 1, 2024, June 3, 2024 and August 13, 2024, respectively. Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

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

On March 21, 2024, the Company, Centric and LMM signed a Deed of Novation, Assignment and Assumption (the “Deed”) providing for MGOTeam1 to assign all of its rights and obligations under the License Agreement to Centric, and Centric agreed to assume all of MGO’s rights and obligations in respect of the License Agreement with effect on and from March 21, 2024. No other assets or liabilities were assumed. See Note 10.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2024 and December 31, 2023, the Company had $1,177,368 and $586,446 in excess of the FDIC limit for cash from continuing operations, respectively.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts, net of any estimated allowances for credit losses. We grant unsecured credit to our wholesale customers who are deemed creditworthy. Ongoing credit evaluations are performed, and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. As of September 30, 2024 and December 31, 2023, the Company had no allowance for credit losses from continuing operations.

Inventory

Inventory consists of raw materials and finished goods ready for sale and is stated at the lower of cost or net realizable value. We value inventories using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated net realizable value. The write downs are recognized as a component of cost of sales. As of September 30, 2024 and December 31, 2023, the Company had no reserve for inventory obsolescence impairment from continuing operations.

Property and Equipment, Net

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productivity capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income. Depreciation is provided using the straight-line method, based on useful lives of the assets which is three years for computers, equipment and software. Depreciation expense from continuing operations for the nine months ended September 30, 2024 and 2023 was $81,590 and $38,321, respectively.

Classification	Useful Life	September 30, 2024 (unaudited)	December 31, 2023
Computer equipment and software	3 years	$309,286	$308,774
Furniture	3 years	17,191	17,191

Less: Accumulated depreciation		(88,903)	(6,503)
Property and equipment, net		$238,384	$319,462

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

For the three and nine months ended September 30, 2024 and 2023, the Company generated revenues of $565,400 and $2,661,253, and $1,054,161 and $2,823,601, respectively, directly from consumers via our website. The Company does not have any major customers as revenue is primarily direct to individual consumers. All revenues for September 30, 2024 and 2023 were generated by customers within the United States. There were no sales to customers outside of the United States during either reporting period.

Non-Controlling Interest

As of December 6, 2021, one shareholder did not rollover its 11.82% membership interest in MGOTeam1. According to ASC 810, Consolidation, the carrying amount of the non-controlling interest (“NCI”) will be adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration paid or received is recognized in additional paid in capital and attributed to the equity holders of the parent. The Company accounted for this portion of shares as non-controlling interest in net income of $5,229 and net loss of $(62,800) for the three months ended September 30, 2024 and 2023, respectively; and net income of $229,073 and a net loss of $(185,556) for the nine months ended September 30, 2024 and 2023, respectively

Foreign Currency

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

Segment Reporting

On March 21, 2024, the Company discontinued operations of The Messi Store due to the Deed executed with Centric, LMM and the Company. As such, the Company is no longer required to provide segment reporting, as the Company has only one reportable segment as of September 30, 2024.

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

NOTE 3 – GOING CONCERN

In the pursuit of MGO’s long-term growth strategy and the development of its growing portfolio of brands, the Company has incurred continued operating losses. As of September 30, 2024, we had working capital of $2,393,015. For the nine months ended September 30, 2024 and 2023, we incurred losses from continuing operations of ($5,663,027) and ($3,596,339), respectively, and cash used in operating activities of ($4,715,475) and $(6,396,563), respectively. We believe the cash on hand, in connection with cash generated from future revenue, may not be sufficient to sustain continued operating losses. These factors cause substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were made available.

On February 8, 2024, we filed a shelf registration statement on Form S-3 (“S-3”) to provide our Company with the flexibility to issue and sell securities if and when deemed appropriate to support our ongoing business operations and in the best interest of our shareholders. The S-3 contained two prospectuses: i) a base prospectus that covers the potential offering, issuance and sale from time to time of our common stock, preferred stock, warrants, debt securities and units in one or more offerings with a total value of up to $100,000,000; and ii) a sales agreement prospectus covering the potential offering, issuance and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement entered into with the New York-based investment banking firm, Maxim Group LLC (“At-the-Market Offering” or “ATM”). On June 7, 2024, MGO entered into an Amendment No. 1 (“Amendment”) to the equity distribution agreement for the ATM whereby the offering size was amended to reflect an increase in the aggregate gross sales price from $1,650,000 to $3,389,384. As of September 30, 2024, we exhausted the ATM and received net proceeds from sales of our common stock pursuant to the ATM totaling an aggregate of $3,215,752.

NOTE 4 – BALANCE SHEET ITEMS

Inventory

As of September 30, 2024 and December 31, 2023, inventory amounted to $1,049,359 and $607,022, respectively.

Prepaid Expenses

As of September 30, 2024 and December 31, 2023, prepaid expenses amounted to $56,979 and $178,425, respectively.

	September 30, 2024 (unaudited)	December 31, 2023
Prepaid expenses	$49,479	$5,577
Prepaid rent	7,500	7,500
Prepaid inventories	-	165,348
Total	$56,979	$178,425

Accounts Payable and Accrued Liabilities (Including Related Parties)

Accounts payable and accrued liabilities were $152,929 and $940,296 as of September 30, 2024 and December 31, 2023, respectively. Accounts payable are mainly payables to vendors and accrued liabilities consist of mainly credit card payable and sales tax payable.

	September 30, 2024 (unaudited)	December 31, 2023
Accounts payable	$51,170	$184,677
Accounts payable, related party	2,769	5,678
Accrued liabilities	40,340	216,297
Accrued payroll	58,648	533,643
	$152,927	$940,295

Commitments and Contingencies

In January 2024, the Company entered into a financing agreement for the Company’s Directors and Officers insurance policy with First Insurance Funding at an interest rate of 7.58%, a principal balance of $225,185 and a monthly payment of $23,308 over the nine-month term of the promissory note. The loan matured on October 12, 2024 and the policy is paid in full as of the maturity date. The policy term is January 2024 through December 2024.

On August 7, 2024, Americana Liberty entered into a business loan agreement (the “Loan Agreement”) and a promissory note (the “Note”) for $250,000 revolving line of credit (the “Loan Agreement”) with Platinum Bank with an interest rate of 8.15% per annum. The line of credit matures August 7, 2026. There were no borrowings on the line of credit as of September 30, 2024.

In connection with the Loan Agreement, the Company signed a commercial guaranty (the “Guaranty”) dated August 7, 2024, pursuant to which it guarantees full and punctual payment of the indebtedness of Americana Liberty under the Loan Agreement and the Note. The Company and Americana Liberty also signed an assignment of deposit account (the “Assignment”), dated August 7, 2024, pursuant to which the Company assigned and granted to Platinum Bank a security interest in the savings account with Platinum Bank with an approximate balance of $250,000, all interest accrued, all additional deposits made to the account, any and all proceeds from such account, as well as all renewals, replacements, and substitutions for any of the foregoing.

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

On April 18, 2024, the Company formally requested a hearing before Nasdaq’s Hearings Panel (the “Panel”) and such request was granted by Nasdaq on April 19, 2024. The hearing date was scheduled for May 30, 2024.

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

The Company filed a Current Report on Form 8-K on August 12, 2024, stating that the Company believes that it is in compliance with the Nasdaq minimum stockholders’ equity requirement as of August 9, 2024. However, on August 16, 2024, Nasdaq notified the Company that it was not able to confirm the Company’s compliance with the net equity requirement based on the information provided by the Company. On August 21, 2024, MGO provided supplemental information for Nasdaq and the Hearings Panel’s review.

On September 30, 2024, Nasdaq notified the Company that after reviewing the supplemental materials provided by the Company, the Hearings Panel confirmed the Company has cured the previous deficiencies with the equity requirement and the bid price requirement and the Company is back in compliance with all applicable continued listing standards

NOTE 5 – LOAN PAYABLE

On January 24, 2024, MGO entered into a 52-week loan with PayPal for $85,000 and a $10,312 fixed loan fee, aggregating $95,312. Weekly payments are $1,833 over the life of the loan. The outstanding balance of this loan was $27,788 as of September 30, 2024.

NOTE 6 – RELATED PARTY TRANSACTIONS

The accounts payable owed to our related parties as of September 30, 2024 and December 31, 2023 was $2,769 and $5,678, respectively, and was comprised of employee reimbursements for September 30, 2024 and December 31, 2023.

The accrued payroll owed to our executives and staff as of September 30, 2024 and December 31, 2023 was $58,648 and $533,643, respectively, inclusive of bonuses.

On May 11, 2023, we executed a 12-month consulting agreement with Jason Harward (“Consultant”), the owner of Stand and nephew of Matt Harward, MGO’s former Chief Marketing Officer. The consulting agreement compensation terms were $350,000 payable in two installments, the first installment was paid in September 2023 and second installment was paid in January 2024. The compensation terms included 15,000 restricted stock units awarded on January 31, 2024 which vest over the remaining life of the consulting agreement. The Company recognized $51,587 of stock-based compensation for the nine months ended September 30, 2024 and $123,914 for the year ended December 31, 2023.

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

Also see Note 7.

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

On April 12, 2024, the Board unanimously authorized and approved an amendment (“Plan Amendment”) to MGO’s 2022 Equity Incentive Plan (the “2022 Plan”) to increase the number of shares of the Company’s common stock, par value $0.00001 per share, (“Common Stock”) reserved for issuance under the 2022 Plan by an additional 182,451 shares of Common Stock. Such an increase resulted in a total of 451,188 shares of Common Stock being reserved under the 2022 Plan, of which 205,071 were available for future awards. On April 17, 2024 (the “Record Date”), a majority of our stockholders consented to the Plan Amendment. In accordance with Rule 14c-2 of the Exchange Act of 1934, as amended (the “Exchange Act”), corporate actions described above went effective twenty (20) days after a Schedule 14C Information Statement was mailed to our stockholders on April 29, 2024.

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

Between July 1, 2024, and August 19, 2024, 9,500 restricted stock units were converted into restricted shares of common stock of the Company in accordance with the terms of respective grant agreements.

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

On August 5, 2024, MGO issued a total of 22,000 unregistered shares of the Company’s common stock to directors and officers of the Company, including 4,986 shares issued to Maximiliano Ojeda, the Chief Executive Officer of the Company, 4,987 shares issued to Virginia Hilfiger, the Chief Brand Officer of the Company, 4,987 shares issued to Julian Groves, the Chief Operating Officer of the Company, 2,640 shares issued to Dana Perez, the Chief Financial Officer of the Company, and 1,100 shares issued to each non-employee director of the Company. The shares of the Company’s common stock were issued pursuant to the MGO Global Inc. 2022 Equity Incentive Plan and are exempt from registration in reliance on exemption provided for under Section 4(a)(2) of the Securities Act of 1933.

Throughout the first nine months of 2024, 502,529 restricted stock awards were vested and the Company issued common stock to its directors, officers and consultants.

Throughout the first nine months of 2024, the Company sold 781,438 shares through its shelf registration statement on Form S-3 at share prices ranging between $2.18 and $10.16, totaling $3,215,752 in net proceeds received by the Company.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2023	114,000	$50.00	4.04
Granted	30,000	4.10
Forfeited	(114,000)	50.00
Canceled	(30,000)	4.10
Outstanding, September 30, 2024	-	-	-
Exercisable, September 30, 2024	-	-	-

The Company estimated the fair value of the stock-based compensation using the Black Scholes Model with the following assumption inputs:

For the Nine Months Ended September 30, 2024
Expected life of the options	2.88 – 5.00
Share price of the issuance date	$4.10
Expected volatility	95% - 147.18%
Expected dividend rate	0%
Risk-free interest rate	4.38%

For the nine months ended September 30, 2024, the Company’s stock option compensation expenses amounted to $202,597. The total unrecognized compensation cost related to stock options as of September 30, 2024 was $0.

Restricted Stock Units (“RSUs”)

The following is a summary of RSU activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	40,172	$14.10
Granted	524,730	3.63
Canceled	(39,166)	5.60
Vested and issued	(525,736)	4.14
Outstanding and unvested as of September 30, 2024	-	$-

The aggregate fair value of RSU awards granted was $1,903,130 and valued at the closing price of the Company’s Common Stock on the date of grant. The Company recognized $1,774,372 stock compensation expense related to RSU awards for the nine months ended September 30,2024. The total unrecognized compensation cost related to unvested RSUs as of September 30, 2024 was $0.

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

On March 21, 2024, the Company, Centric and LMM signed a Deed of Novation, Assignment and Assumption (the “Deed”) providing for MGOTeam1 to assign all of its rights and obligations under the existing Trademark License Agreement to Centric, and Centric agreed to assume all of MGO’s rights and obligations in respect of the License Agreement, and the minimum guaranteed royalty amount due to LMM, with effect on and from March 21, 2024.

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

Summary reconciliation of Discontinued Operations	September 30, 2024 (unaudited)	September 30, 2023 (unaudited)
Revenues	$74,939	$931,839
Cost of sales	48,840	576,217
Gross profit	26,099	355,622

Operating expenses
Selling, general, administrative expenses	31,161	200,945
Marketing and e-commerce expenses	62,528	778,723
Royalty expenses	(55,194)	931,959
Total operating expenses	38,495	1,911,627

Operating income (loss)	(12,396)	(1,556,005)

Interest expense	7,059	456
Gain on transfer of licensing rights	(1,882,469)	-
Gain on settlement of debt	(60,323)	(3,500)
Other (income) expense	(14,671)	21,143
Total other (income) expense	(1,950,404)	18,099

Net income (loss)	$1,938,008	$(1,574,104)
Less: net income (loss) attributable to non-controlling interest	229,073	(185,556)
Net income (loss) attributable to MGO stockholders	$1,708,935	$(1,388,548)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (unaudited)	December 31, 2023
Current assets
Cash	$2,176	$98,466
Accounts receivable	95	39,121
Inventories	-	117,531
Other current assets	7,864	7,864
Prepaid expenses	-	4,721
Total current assets	10,135	267,703
Current liabilities
Accounts payable	-	115,333
Accrued liabilities	1,529	264,534
Total current liabilities	1,529	379,867

NOTE 11 – SUBSEQUENT EVENTS

On October 4, 2024, MGO filed a registration statement on Form S-1 with the SEC with the intention of raising additional equity capital to address costs and expenses associated with the proposed Business Combination with Heidmar and for general working capital purposes. The Company engaged Maxim Group, LLC to act as its exclusive placement agent in connection with the planned offering. As of the date of this report, registration statement has not been declared effective yet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K, Form 10-K/A and Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 1, 2024, June 3, 2024 and August 13, 2024, respectively. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

In addition, on May 11, 2023, we executed a 12-month consulting agreement with Jason Harward, the owner of Stand Co. and nephew of our former Chief Marketing Officer of the Company. The consultant shall furnish the Company with business continuity and consulting services, substantially similar to the following: providing general advice and counsel regarding establishment of systems and processes for direct-to-consumer (“DTC”) and ecommerce sales and operations; provide subject matter and product-level expertise in the area of flag-poles, flags, and related products; provide consultation regarding product sourcing and distribution; and assist with the establishment, operation, optimization, and maintenance of DTC and ecommerce platforms on behalf of the Company. Consultant was compensated for services through a combination of cash or immediately available funds and restricted stock units or shares of the Company’s stock as follows: (1) cash in the amount of $150,000, paid on September 30, 2023; (2) cash in the amount of $200,000, paid on January 10, 2024, upon satisfactory performance of the consultant’s obligations under the agreement; (3) 15,000 restricted stock units of the Company which were issued on January 31, 2024 and subject to vesting in equal quarterly installments throughout the term of the agreement commencing on January 31, 2024. $51,587 and $109,679 was recorded as stock-based compensation expense for the fair value of the restricted stock units awarded as of September 30, 2024 and December 31, 2023, respectively.

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
(d)	Holdings will issue to the Heidmar Shareholders and MGO’s financial advisor: (i) at the Closing (as defined in the Business Combination Agreement), the Heidmar Share Consideration (as defined in the Business Combination Agreement), and (ii) after the Closing and upon the satisfaction of certain earnout conditions set forth in the Business Combination Agreement, the Earnout Shares (as defined in the Business Combination Agreement), with 2.64% of each issuance being distributed to MGO’s financial advisor.

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

On August 22, 2024, the Company and Heidmar jointly announced the confidential submission of a draft registration statement on Form F-4 with the SEC in connection with the planned Business Combination of MGO and Heidmar.

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

The Company filed a Current Report on Form 8-K on August 12, 2024, stating that we believe that we are in compliance with the Nasdaq minimum stockholders’ equity requirement as of August 9, 2024. However on August 16, 2024, Nasdaq notified the Company that it was not able to confirm the Company’s compliance with the net equity requirement based on the information provided by MGO. On August 21, 2024, MGO provided supplemental information for Nasdaq’s and the Hearings Panel’s review.

On September 30, 2024, Nasdaq notified the Company that after reviewing the supplemental materials provided by the Company, the Hearings Panel confirmed the Company has cured the previous deficiencies with the equity requirement and the bid price requirement and the Company is back in compliance with all applicable continued listing standards.

Results of Operations for Three and Nine Months Ended September 30, 2024 as Compared to Three and Nine Months Ended September 30, 2023

Revenues

For the three months ended September 30, 2024 compared to the same three months in 2023, revenues decreased 46.4% to $565,400 from $1,054,161. The decrease over the prior year’s comparable period is attributable to the fact that the Company reduced marketing expenses during the third quarter of 2024 in an effort to increase profitability while consciously reducing marketing costs, which helped in successfully increasing gross margin. Revenues reported for the nine months ended September 30, 2024 totaled $2,661,253, representing an 5.7% decrease over revenues of $2,823,601 posted for the comparable nine-month period in 2023. The modest decrease over the prior year’s comparable three and nine month periods is primarily attributable to the decrease in marketing spend in the third quarter of 2024, as noted above.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2024 and 2023 decreased 69.2% to $72,414 from $235,003, respectively. This resulted in a gross profit of $492,986 for the three months ended September 30, 2024, which compared to $819,158 for the same three-month period in 2023. Gross profit margin rose to 88.0% from 78.0% on a comparable three-month basis.

Cost of sales for the nine months ended September 30, 2024 totaled $586,502, down 23.0% from $761,473 reported for the same nine-month period in the prior year. This resulted in a 0.6% increase in gross profit of $2,074,751 for the nine months ended September 30, 2024, compared to $2,062,128 for the nine-month ended September 30, 2023. Gross profit margin rose to 78.0% for the nine-month period ended September 30, 2024 from 73.0% reported for the same nine-month period in the prior year.

Operating Expenses

For the three months ended September 30, 2024, total operating expenses decreased 35.1% to $1,850,717 as compared to total operating expenses of $2,850,658 for the three months ended September 30, 2023, due primarily to a 24.0% decline in selling, general and administrative expenses, which decreased to $1,386,146 from $1,827,926, respectively, primarily due to a reduction in stock-based compensation expense in the third quarter of 2024 versus the same period in 2023; and a 54.6% decrease in marketing and e-commerce expenses, which declined to $464,571 from $1,022,732, respectively. The decrease in marketing expenses for the three months ended September 30, 2024 when compared to the prior year’s same three-month period is attributable to the fact that the Company made cognitive efforts to focus on a higher return on marketing spend. In addition, warehouse and shipping costs decreased from the prior year due to one-time expenditures in 2023 of shipping the licensed goods to the Company’s new third-party fulfillment center.

Total operating expenses for the nine-month period ended September 30, 2024 was $7,738,241, representing a 36.0% increase compared to $5,688,343 in total operating expenses for the same nine months in 2023. The increase was largely attributable to a 71.8% increase in selling, general and administrative expenses, which rose to $5,711,978 from $3,325,737, respectively; and a 14.2% decrease in marketing and e-commerce expenses, which declined to $2,026,263 from $2,362,606, respectively. The increase in selling, general and administrative expenses related to workforce expansion, stock-based compensation expenses which were not occurring in the prior six month period of 2023, and increased costs of legal and accounting expenses pertaining to executing capital raises and advancing the business combination process with Heidmar during the first nine months of 2024. The decrease in marketing and e-commerce expenses is due to the Company making a cognitive effort to focus on higher returns on marketing spend during 2024.

Other (Income) Expenses

Total other income for the three and nine months ended September 30, 2024 was $10,927 and $10,463, respectively, compared to total other interest income of $0 and $29,876 for the three and nine months ended September 30, 2023, respectively.

Net Loss

For the three months ended September 30, 2024, net loss from continuing operations was $1,346,804, a 33.7% decrease from a net loss of $2,031,500 reported for the same three-month period in 2023. Net income from discontinued operations increased to $44,237 from a net loss of $520,613 for the three months ended September 30, 2024 and 2023, respectively. Overall, net loss totaled $1,302,567 for the three months ended September 30, 2024, compared to a net loss of $2,552,113 for the same three-month period ended September 30, 2023. After factoring net income of $5,229 and a net loss of $62,800 for non-controlling interest for the three months ended September 30, 2024 and 2023, respectively, net loss attributable to MGO stockholders was $1,307,796, or $0.52 loss per share, and $2,489,313, or $1.79 loss per share, respectively.

For the nine months ended September 30, 2024, net loss from continuing operations was $5,653,027, a 57.2% increase from a net loss of $3,596,339 reported for the same nine-month period in 2023. Net income from discontinued operations rose to $1,938,008 from a net loss of $1,574,104 for the nine months ended September 30, 2024 and 2023, respectively, as a result of the assignment of the Messi License to Centric. Overall, net loss totaled $3,715,019 for the nine months ended September 30, 2024, compared to a net loss of $5,170,443 posted for the same nine-month period ended September 30, 2023. After factoring net income of $229,073 and a net loss of $185,556 for non-controlling interest for the nine months ended September 30, 2024 and 2023, respectively, net loss attributable to MGO stockholders was $3,944,092, or $1.90 loss per share, and $4,984,887, or $3.67 loss per share, respectively.

Cash Flows

As of September 30, 2024, cash on hand from continuing operations was $1,435,288, as compared to $836,446 as of December 31, 2023, an increase of 72%. The increase was primarily attributable to the assignment of the Messi Brand to Centric in exchange for $2,000,000 in cash and their assumption of our obligation to pay €1.5 million in royalty payments to LMM in 2024, as well as net proceeds aggregating $3,215,752 received from the sale of our common stock pursuant to our At-The-Market Offering (“ATM”). Until such time that the Company fully implements its growth strategy or completes its business combination with Heidmar, it expects to continue generating operating losses in the foreseeable future, primarily due to higher corporate overhead, higher marketing and inventory expenses and costs associated with being a public company.

For the nine months ended September 30, 2024, cash used in operations was $4,715,475, a decrease of 26% as compared to cash used in operations of $6,396,563 for the nine months ended September 30, 2023. The decrease was primarily attributable to the assignment of the Messi Brand to Centric in exchange for $2,000,000 in cash and their assumption of our obligation to pay €1.5 million in royalty payments to Leo Messi Management in 2024.

For the nine months ended September 30, 2024, cash provided by investing activities was $1,999,488, compared to cash used in investing activities of $179,853 for the nine months ended September 30, 2023. The 1212% increase was due to no significant purchases of property and equipment occurring during the nine months ended September 30, 2024, offset by the $2,000,000 in proceeds received from the assignment of the Messi Brand to Centric.

For the nine months ended September 30, 2024, cash provided by financing activities was $3,218,540, a decrease of 61% as compared to cash provided by financing activities of $8,183,514 for the nine months ended September 30, 2023. The decrease was directly related to the completion of the Company’s initial public offering in January 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had working capital of $2,393,015. For the nine months ended September 30, 2024, we incurred a loss from continuing operations of $5,653,027, inclusive of $5,711,978 for general and administrative expenses, including higher workforce expenses, stock-based compensation expense, third-party logistics services, professional fees and rent expense for office space, as well as $2,026,263 for marketing and ecommerce expenses.

On March 21, 2024, MGO assigned the Messi License to Centric, which paid the Company $2,000,000 in cash and assumed the obligation to pay the minimum guaranteed amount due to LMM in 2024. Effective as of that date, the Company discontinued operations on The Messi Store.

On February 12, 2024, the SEC deemed the Company’s shelf registration statement on Form S-3 effective. This registration statement contained two prospectuses: 1) a base prospectus that covers the potential offering, issuance, and sale from time to time of our common stock, preferred stock, warrants, debt securities and units in one or more offerings with a total value of up to $100,000,000; and 2) a sales agreement prospectus (“ATM”) covering the potential offering, issuance, and sale from time to time of shares of our common stock having an aggregate gross sales price of up to $1,650,000 pursuant to an equity distribution agreement with Maxim Group LLC. On June 7, 2024, MGO entered into an Amendment No. 1 (“Amendment”) to the equity distribution agreement for the ATM whereby the offering size was amended to reflect an increase in the aggregate gross sales price from $1,650,000 to $3,389,384. As of the date of this report, the Company had received net proceeds of $3,215,752 from sales of shares of our common stock pursuant to the ATM and has exhausted the ATM.

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

For the three and nine months ended September 30, 2024, there were no significant changes to our existing critical accounting policies which are included in the Company’s Annual Report on Form 10-K, Form 10-K/A and Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 1, 2024, June 3, 2024 and August 13, 2024, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three and nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2024, 2,000 options held by employees of the Company to purchase 2,000 shares of the Company’s common stock were canceled by the Board of Directors of the Company. Subsequent to the cancelation, the Company issued these employees 2,000 shares of the Company’s restricted stock.

On July 15, 2024, the Company issued 2,000 shares of restricted common stock to a consultant pursuant to a conversion of restricted stock units held by them into shares of restricted common stock of the Company in accordance with the terms of respective grant agreements.

During the months of July and August 2024, the Company issued 7,500 shares of restricted common stock to a consultant pursuant to a conversion of restricted stock units held by them into shares of restricted common stock of the Company in accordance with the terms of respective grant agreements.

On August 5, 2024, the Company issued a total of 22,000 shares of the Company’s restricted common stock to directors and officers of the Company, including 4,986 shares issued to Maximiliano Ojeda, the Chief Executive Officer of the Company, 4,987 shares issued to Virginia Hilfiger, the Chief Brand Officer of the Company, 4,987 shares issued to Julian Groves, the Chief Operating Officer of the Company, 2,640 shares issued to Dana Perez, the Chief Financial Officer of the Company, and 1,100 shares issued to each non-employee director of the Company. The shares of the Company’s restricted common stock were issued pursuant to the MGO’s 2022 Equity Incentive Plan and are exempt from registration in reliance on exemption provided for under Section 4(a)(2) of the Securities Act of 1933.

On August 8, 2024, the Company issued a total of 77,000 shares of the Company’s restricted common stock to two new employees upon acceptance of their offer of employment letter.

On September 10, 2024, the Company issued 53,638 shares of the Company’s restricted common stock to its legal counsel, Sichenzia Ross Ference Carmel LLP, in exchange for a part of amounts payable for services rendered to the Company.

The common stock issued as described in this section were issued pursuant to written compensatory plans or arrangements with our employees, consultants, officers and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information included in this portion of Part II Item 5. Other Information of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On August 7, 2024, Americana Liberty entered into a business loan agreement (the “Loan Agreement”) and a promissory note (the “Note”) with Platinum Bank for a $250,000 revolving line of credit with an interest rate of 8.15% per annum. The line of credit matures August 7, 2026.

In connection with the Loan Agreement, the Company signed a commercial guaranty (the “Guaranty”) dated August 7, 2024, pursuant to which it guarantees full and punctual payment of the indebtedness of Americana Liberty under the Loan Agreement and the Note. The Company and Americana Liberty also signed an assignment of deposit account (the “Assignment”), dated August 7, 2024, pursuant to which the Company assigned and granted to Platinum Bank a security interest in the savings account with Platinum Bank with an approximate balance of $250,000, all interest accrued, all additional deposits made to the account, any and all proceeds from such account, as well as all renewals, replacements, and substitutions for any of the foregoing.

There were no borrowings on the line of credit as of September 30, 2024.

The description set forth in this Item 5 under the heading “Revolving Line of Credit” does not purport to be complete and is qualified in its entirety by references to the full text of the Note, the Loan Agreement, the Guaranty, and the Assignment which are attached to this Quarterly Report on Form 10-Q as Exhibits 4.5, 10.19, 10.20, and 10.21, respectively, each of which is incorporated herein by reference.

(b) None.

(c) During the three months September 30, 2024, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Business Combination Agreement dated June 18, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s current report on form 8-K filed with the SEC on June 20, 2024)
3.1*	Amended and Restated Certificate of Incorporation dated August 29, 2022
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MGO Global Inc. filed on July 10, 2024 (incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on the form 10-Q filed with the SEC on August 19, 2024)
3.3*	Amended and Restated Bylaws of MGO Global Inc. dated December 28, 2022
4.1*	Form of Representative’s Warrant in connection with the Company’s initial public offering
4.2*	Form of Warrant issued to investors in private placement
4.3*	Form of Placement Agent Warrant issued in first private placement
4.4*	Form of Placement Agent Warrant issued in second private placement
4.5***	Promissory Note dated August 7, 2024 issued by Americana Liberty LLC to Platinum Bank
10.1†† *	Trademark License Agreement between MGOTEAM 1 LLC and Leo Messi Management SL dated November 20, 2021
10.2† *	Form of 2022 Equity Incentive Plan
10.3*	Equity Joint Venture Contract dated August 29, 2019 among Shanghai Celebrity Import and Export Co., LTD. and MGOTEAM LLC
10.4	Letter of Intent for acquisition of certain assets of Stand Co, LLC by MGO Global Inc., dated March 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on March 17, 2023)
10.5	Commercial license agreement between MGO Global Inc. and Stand CO LLC, dated May 11, 2023 (incorporated by reference to Exhibit 10.14 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.6	Consulting agreement between MGO Global Inc. and Jason Harward, dated May 11, 2023 (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on the form 10-Q filed with the SEC on May 15, 2023)
10.7†	Offer letter between MGO Global Inc. and Dana Perez, dated January 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on January 19, 2024)
10.8	Settlement Agreement between MGO Global Inc. and Matthew Harward, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on February 12, 2024)
10.9	Term Sheet by and between MGO Global Inc., MGOTEAM 1 LLC and Centric Brands LLC dated March 20, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.10	Deed of Novation, Assignment and Assumption by and between MGOTEAM 1 LLC, Leo Messi Management S.L. and Centric Brands LLC dated March 21, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s current report on the form 8-K filed with the SEC on March 26, 2024)
10.11†	Form of Amendment No. 1 to the Amended and Restated Executive Employment Agreement between MGO Global Inc. and Maximiliano Ojeda dated October 13, 2022 (incorporated by reference to Exhibit 10.19 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.12†	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Virginia Hilfiger dated October 13, 2022 (incorporated by reference to Exhibit 10.20 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.13†	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreement between MGO Global Inc. and Julian Groves dated October 13, 2022 (incorporated by reference to Exhibit 10.21 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
10.14†	Amended Offer letter between MGO Global Inc. and Dana Perez, dated April 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on the form 8-K filed with the SEC on April 4, 2024)
10.15†	Amendment to the MGO Global Inc’s 2022 Equity Incentive Plan dated May 19, 2024 (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on form 10-Q filed with the SEC on May 20, 2024)
10.16	Form of Voting and Support Agreement dated June 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K filed with the SEC on June 20, 2024)
10.17	Form of Lock-up/Leak out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on form 8-K filed with the SEC on June 20, 2024)
10.18	Transfer, Assignment and Assumption Agreement between the Company and Americana Liberty LLC dated October 31, 2024
10.19	Business Loan Agreement dated August 7, 2024 by and between Americana Liberty LLC and Platinum Bank
10.20	Commercial Guaranty dated August 7, 2024 signed by MGO Global Inc.
10.21***	Assignment of Deposit Account dated August 7, 2024, signed by and among Americana Liberty LLC, MGO Global Inc. and Platinum Bank
14.1*	Code of Ethics and Business Conduct
19.1	MGO Global Inc. Insider Trading Policy dated July 3, 2023 (incorporated by reference to Exhibit 19.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
97.1	MGO Global Inc.’s Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s annual report on form 10-K filed with the SEC on April 1, 2024)
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-268484), filed with the SEC on December 30, 2022.

†	Executive compensation plan or arrangement.

††	portions were redacted.

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

*** Certain personal information in this Exhibit has been omitted in accordance with Regulation S-K Item 601(a)(6).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGO GLOBAL INC.

Dated: November 14, 2024	By:	/s/ Maximiliano Ojeda
Maximiliano Ojeda
Chief Executive Officer and Chairman of the Board

Dated: November 14, 2024	By:	/s/ Dana Perez
Dana Perez
Chief Financial Officer

